Form 10-K
period 2008-12-31
ADVANTA CORP
filed 2009-03-13
CIK 96638

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 0-14120
Advanta Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-1462070 (I.R.S. Employer Identification No.)
Welsh & McKean Roads, P.O. Box 844 Spring House, Pennsylvania (Address of principal executive offices)	19477 (Zip Code)

(215) 657-4000 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report) None

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock, $.01 par value per share Class B Common Stock, $.01 par value per share	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Class A Right
Class B Right

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “Large Accelerated Filer”, “Accelerated Filer” and “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $244,692,638 based on the closing sale price as reported on The NASDAQ Stock Market LLC.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 6, 2009

Class A Common Stock, $.01 par value per share	14,410,133 shares
Class B Common Stock, $.01 par value per share	30,898,060 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 2009 (Proxy Statement)	Part III

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	21
Item 2.	Properties	21
Item 3.	Legal Proceedings	21
Item 4.	Submission of Matters to a Vote of Security Holders	21

PART II
Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
Item 6.	Selected Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	58
Item 8.	Financial Statements and Supplementary Data	58
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	113
Item 9A.	Controls and Procedures	113
Item 9B.	Other Information	113
PART III

Item 10.	Directors, Executive Officers and Corporate Governance	113
Item 11.	Executive Compensation	113
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	113
Item 13.	Certain Relationships and Related Transactions, and Director Independence	115
Item 14.	Principal Accounting Fees and Services	115

PART IV
Item 15	Exhibits and Financial Statement Schedules	116
Signatures		123

Exhibit Index		125
Advanta Corp. Supplemental Executive Insurance Program
Amended and Restated Sponsorship Agreement
Computation of Ratio of Earnings to Fixed Charges
Current List of Subsidiaries of Registrant
Consent of Independent Registered Public Accounting Firm
Certification of Chief Executive Officer Pursuant to Rule 302
Certification of Chief Financial Officer Pursuant to Rule 302
Certification of CEO Pursuant to Rule 18 U.S.C. Section 1350
Certification of CFO Pursuant to 18 U.S.C. Section 1350
EX-10.i
EX-10.bb
EX-12
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1.	Business

In this Form 10-K, “Advanta”, “we”, “us” and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.

COMPANY OVERVIEW

Advanta is one of the nation’s largest credit card issuers (through Advanta Bank Corp.) in the small business market. We issue business purpose credit cards to small businesses and business professionals in the United States. Our business credit card accounts provide approved customers with unsecured revolving business credit lines. Advanta’s exclusive focus on the small business market and related community, as well as our size, experience in the small business market and commitment to developing meaningful product offerings and a high level of service tailored to the needs of small businesses, differentiate us from other credit card issuers. Founded in 1951, Advanta has long been an innovator in developing and introducing many of the marketing techniques that are common in the financial services industry today, including remote lending and direct mail, affinity and relationship marketing.

We use an information-based strategy to prudently operate our business. The deterioration of the economic environment has negatively impacted our small business customers and has adversely affected our business results. In response to the current economic environment and conditions, we have reduced and expect to further reduce new account originations and we are using our information-based approach to develop strategies and programs designed to build value from our more profitable customers and to manage our exposure to our higher risk customers.

At December 31, 2008, we had $506 million of owned business credit card receivables and $4.5 billion of securitized business credit card receivables.

We own two depository institutions, Advanta Bank Corp., a Utah industrial bank, and Advanta Bank, a Delaware state chartered bank. We primarily fund and operate our business credit card business through Advanta Bank Corp., which offers a variety of deposit products that are insured by the Federal Deposit Insurance Corporation (“FDIC”) in accordance with applicable FDIC regulations and limits. We offer credit protection and related products to our customers. A portion of these products are insurance products that we offer through our insurance subsidiaries, Advanta Life Insurance Company and Advanta Insurance Company.

Through the first quarter of 2001, we had two additional lending businesses, Advanta Mortgage and Advanta Leasing Services. In the first quarter of 2001, we exited our mortgage business and ceased originating new leases in our small ticket equipment leasing business. See “— Discontinued Operations.”

Prior to February 20, 1998, we also issued consumer credit cards. We exited this business in February 1998 pursuant to the terms of a contribution agreement, dated October 27, 1997 and amended on February 20, 1998, between us and Fleet Financial Group, Inc. (“Fleet”). In connection with the Consumer Credit Card Transaction, we acquired a 4.99% interest in Fleet Credit Card Services, L.P. At December 31, 2008, our ownership interest in this partnership, which is now a subsidiary of Bank of America Corp., was approximately 1.3%.

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

CONTINUING OPERATIONS

Advanta Business Cards

Overview

Advanta Business Cards is one of the nation’s largest credit card issuers (through Advanta Bank Corp.) in the small business market. Advanta Bank Corp. issues and funds the majority of our business purpose credit cards. Because the credit card industry is highly competitive and there is increased focus on the small business market among credit card issuers, we continually seek new ways to develop and strengthen our relationships with our customers and the small business community. We are committed to investing in new ideas and initiatives that we believe will strengthen our relationships with and build value from our more profitable customers and manage our exposure to the higher risk customers.

We are licensed to issue both MasterCard®* and Visa® ** business purpose credit cards, although our primary product offering is a MasterCard® business purpose credit card. MasterCard® and Visa® both license banks and other financial institutions, such as Advanta Bank Corp., to issue credit cards using their respective service marks and payment networks.

Under the terms of our cardholder agreement, our business purpose credit cards may be used for business purposes only. Our business credit cards provide approved customers with access, through merchants, banks, checks, electronic fund transfers and ATMs, to unsecured revolving business purpose credit lines.

We offer rewards programs with most of our business purpose credit cards. Under our rewards programs, customers may earn cash back rewards and/or business rewards that can be redeemed for travel, gift certificates or merchandise, based on net purchases charged on their business credit card accounts.

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

Advanta Business Cards represents our only reportable business segment. For 2008, 89% of Advanta’s total revenues were derived from Advanta Business Cards as compared to 92% for 2007 and 94% for 2006. See Note 16 to the consolidated financial statements for additional segment financial information about Advanta Business Cards.

Origination

Substantially all of our business credit card accounts were originated, directly and through the use of third parties, using a variety of direct marketing techniques, primarily through direct mail solicitations and web-based marketing. Our sources for potential customers include credit reporting agencies, lists from data compilers and customer lists from establishments that have a small business customer base. We also acquire customers through our strategic relationships with other organizations serving the small business market. We use relevant information from the sources described above, historical solicitation data and our proprietary segmentation methods to identify and target prospective customers. However, in response to the current economic conditions, we have substantially reduced our acquisition marketing efforts. During the year ended December 31, 2008, we originated 127 thousand new business credit card accounts as compared to 335 thousand accounts during the year ended December 31, 2007. For 2009, we plan to further reduce our account acquisition efforts and focus on building value from our existing customers, particularly our more profitable customers.

Underwriting

We have developed models for assessing the creditworthiness of applicants. Using a proprietary credit scoring system, we evaluate common applicant characteristics and their correlation to credit risk. Although we regularly validate and update our scoring models in order to maintain and enhance their predictive power, the challenging economic environment has made it more difficult to predict the credit performance of our customers.

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

Pricing

At the time of account origination, pricing on our customer accounts has typically included a combination of promotional pricing and rewards. Promotional pricing may include an introductory period during which a low or zero percent finance charge rate is charged for a specified duration on specified types of transactions, after which the introductory rate generally is converted to a higher rate. Our business credit card accounts are typically assigned a variable finance charge rate, although we also have some credit card accounts with a fixed finance charge rate. Our variable finance charge rates adjust from time to time according to an interest rate index such as the Prime Rate or LIBOR. We may change the pricing on our business credit card accounts in accordance with the terms of the applicable cardholder agreement. We offer our cardholders the right to opt out of changes in pricing and pay off their balances under the old terms, as long as the repricing is not caused by a violation of our cardholder agreement.

We continually monitor the credit quality of our business credit card customers and adjust the pricing and/or credit line size on their accounts based on a variety of factors, including changes in a customer’s credit standing, card utilization and payment history, as well as other factors that could indicate a risk of future nonpayment. For delinquent customer accounts we assess late fees and use “penalty pricing” which increases the finance charge rate assessed on any account that is in default in accordance with the terms of the applicable cardholder agreement. The amount by which the finance charge rate is increased may vary.

Servicing, Customer Service and Collections

We use internal and external resources for servicing and supporting our business credit card accounts as well as for account collection efforts.

Certain administrative functions associated with the servicing of our business credit card accounts are outsourced to First Data Resources, Inc. (“FDR”). The services provided by FDR may include: authorizing transactions through the MasterCard® and Visa® systems, based upon our criteria for approval; providing data processing services; performing billing, posting and settlement processes; generating monthly billing statements; providing credit and fraud management tools; and issuing credit card plastics and new account agreements. In addition, we have outsourced certain business processes, including certain customer service and collections processes, to Genpact International Inc. (“Genpact”). Genpact provides its services from locations in India. Our agreements with FDR and Genpact require that the services provided be performed in accordance with our policies and procedures and we monitor the services for compliance with our criteria.

We maintain several channels of communication and support for our customers, including a toll-free phone number, on-line account management, a secure message center and postal and facsimile services. In addition to the services provided by Genpact from its locations in India, we maintain multi-site contact centers, currently located in Spring House and Horsham, Pennsylvania and Draper, Utah. Customer contacts are distributed across our sites. We leverage numerous technology solutions to increase efficiencies, reduce costs and improve customer satisfaction. We use metrics such as customer satisfaction rating, first contact resolution and customer contact response time to measure our performance and success.

Our customer service function works closely with other functions across our organization to achieve seamless service and problem resolution. We are focused on supporting and maintaining our relationships with our existing customers through programs designed to stimulate card usage, enhance customer loyalty and retain our more profitable customers and accounts. Our objective is to maximize every contact opportunity to provide “best in class” service to our customers.

Delinquencies and charge-offs are closely monitored by management in our collections and credit departments. In addition to the services provided by Genpact from its locations in India, our collections functions are currently carried out from our locations in Horsham and Spring House, Pennsylvania and Draper, Utah, as well as through the use of other third parties.

We use a variety of techniques to collect from delinquent and charged-off accounts. We use state of the art technology and a variety of collections strategies to pursue late payments. Some of our strategies are developed using proprietary models that analyze an array of variables, including payment history, Fair, Isaac and Company (“FICO”) credit score and other credit and behavior indicators, to predict the type and timing of collections activity to be implemented for each account in order to optimize our collection efforts. We use a range of collection activities to collect late payments, including statement messages, formal collection letters and telephone calls, as well as a self-service website that our customers can access. Efforts to collect and recover from delinquent and charged-off accounts are made by our internal collections staff and the Genpact personnel performing collections activities. We also use other external resources, such as collection agencies and attorneys, as part of our collection and recovery efforts. In addition, we may sell accounts rather than pursue them through a collection agency or litigation.

Our underwriting, credit, servicing, collections and charge-off policies and practices may change from time to time in accordance with our business judgment and applicable laws and regulations.

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

Depository Institutions and Deposit Products

We own two depository institutions, Advanta Bank Corp. and Advanta Bank. Advanta Bank Corp. is an industrial bank chartered under the laws of the State of Utah with its principal executive offices located in Draper, Utah. Advanta Bank Corp.’s principal activity consists of the issuance of our business purpose credit card, the Advanta Business Card.

Advanta Bank is a Delaware state-chartered bank that is the successor by conversion to Advanta National Bank. Advanta Bank’s principal executive offices are located in Wilmington, Delaware. Advanta Bank’s operations are not currently material to our consolidated operating results.

We offer a variety of deposit products such as retail certificates of deposit, large denomination (more than $99,000) certificates of deposit and money market accounts that are insured by the FDIC in accordance with applicable FDIC regulations and limits. At December 31, 2008, we had total deposits of approximately $2.5 billion at our banks, compared to approximately $1.7 billion at December 31, 2007. Substantially all of the deposits at

December 31, 2008 and 2007 were at Advanta Bank Corp. Advanta Bank Corp. generates retail deposits from repeat deposits from existing customers and from new depositors attracted by direct mail solicitations, newspaper and other media advertising, and the internet.

Investment Products

Since 1951, Advanta Corp. and its predecessor, Teachers Service Organization, Inc., have offered senior unsecured debt securities of the corporation, in the form of RediReserve Variable Rate Certificates and Investment Notes, to retail investors through our retail investment note program. Advanta Corp. has sold these debt securities, also referred to in this Form 10-K as “retail notes,” predominantly on a direct basis in select states. The RediReserve Variable Rate Certificates are payable on demand and the Investment Notes have maturities that can range from 91 days to ten years. The RediReserve Variable Rate Certificates and Investment Notes are obligations of Advanta Corp. and are not insured or guaranteed by the FDIC or by any other public or private entity. We change the interest rates that we offer frequently, depending on market conditions and our funding needs. The interest rates and other terms of the retail notes may also vary depending on the size of the investment, state of residence of the investor or other factors.

The aggregate principal amount of RediReserve Variable Rate Certificates and Investment Notes outstanding was $207 million at December 31, 2008 and $221 million at December 31, 2007.

DISCONTINUED OPERATIONS

Advanta Leasing Services

Prior to January 23, 2001, Advanta Leasing Services, a business unit of Advanta, offered flexible lease financing programs to small businesses. In 2001, we ceased originating leases; however, we continued to service the existing lease portfolio during its wind down period. We had no lease receivables outstanding in 2008 or 2007. See Note 19 to the consolidated financial statements for additional information regarding gains or losses on the discontinuance of Advanta Leasing Services in the three years ended December 31, 2008.

Advanta Mortgage

Prior to March 1, 2001, Advanta Mortgage, a business unit of Advanta, offered a broad range of mortgage products and services to consumers throughout the country. Effective February 28, 2001, we transferred and assigned to Chase Manhattan Mortgage Corporation and certain of its affiliates (“Chase” or “Buyer”) substantially all of the assets and operating liabilities associated with Advanta’s mortgage business. This transaction is referred to throughout this Form 10-K as the “Mortgage Transaction.” We no longer operate a mortgage business. However, we have retained contingent liabilities, primarily relating to litigation, arising from our operation of the mortgage business before the closing date that were not specifically assumed by Buyer in the Mortgage Transaction. See Note 19 to the consolidated financial statements for additional information regarding gains or losses on the discontinuance of Advanta Mortgage in the three years ended December 31, 2008.

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

Capital Requirements

Advanta Bank Corp. is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier I capital,” comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier II capital,” may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier I capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards. Management believes that at December 31, 2008, Advanta Bank Corp. was in compliance with the capital adequacy requirements to which it was subject. See Note 14 to the consolidated financial statements.

Prompt Corrective Action

Among other things, the FDIC Improvement Act of 1991 (“FDICIA”) requires federal bank regulatory authorities to take prompt corrective action with respect to FDIC-insured institutions that do not meet certain minimum capital requirements. To be “well-capitalized” under the prompt corrective action provisions, a bank must have a ratio of combined Tier I and Tier II capital to risk-weighted assets of not less than 10%, a ratio of Tier I capital to risk-weighted assets of not less than 6%, and a ratio of Tier I capital to average assets of not less than 5%. At December 31, 2008, Advanta Bank Corp. met the capital requirements of FDICIA and had capital at levels a bank is required to maintain to be classified as “well capitalized” under the regulatory framework for prompt corrective action. See Note 14 to the consolidated financial statements.

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

Advanta Bank

Supervision and Regulation

Advanta Bank is chartered under the laws of the State of Delaware and is subject to regulation and periodic examination by the FDIC and the Delaware Office of the State Bank Commissioner. Advanta Bank is the successor by conversion to Advanta National Bank. The conversion was effective May 3, 2007.

Capital Requirements and Prompt Corrective Action

Advanta Bank is also subject to the FFIEC capital adequacy guidelines described above. Management believes that at December 31, 2008, Advanta Bank was in compliance with the capital adequacy requirements to which it was subject. Similarly, Advanta Bank is subject to the provisions of FDICIA and related regulations with respect to prompt corrective action and the taking of brokered deposits that are described above. At December 31, 2008, Advanta Bank met the capital requirements of FDICIA and had capital at levels a bank is required to maintain to be classified as “well-capitalized” under the regulatory framework for prompt corrective action. See Note 14 to the consolidated financial statements.

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

Lending Activities

Our current lending activities are solely focused on business purpose credit for small businesses and business professionals. Certain aspects of various federal and state laws that deal with solicitation of, and disclosures of terms to, customers and potential customers may be applicable to our lending activities. See, “— Credit Card Industry Practices” for further discussion. Provisions of these statutes and related regulations require that certain disclosures be made to borrowers, prohibit discriminatory practices in extending credit, prohibit sending unsolicited credit cards, prohibit unfair or deceptive acts or practices, provide certain credit protections for activated military borrowers or regulate the dissemination and use of information relating to a borrower’s creditworthiness.

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

Privacy

The GLB Act contains privacy requirements dealing with the use of nonpublic information about consumer customers. The GLB Act and its accompanying regulations apply to consumer retail deposit customers of Advanta Bank Corp. and Advanta Bank, as well as to consumers who invest in Advanta Corp.’s retail notes. The GLB Act is not preemptive and states may impose different and possibly more burdensome requirements.

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

The Arizona Department of Insurance also has adopted certain minimum capital requirements and ratios that our insurance subsidiaries are required to maintain. At December 31, 2008, our insurance subsidiaries met all risk-based capital standards and required no intervention by any party.

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

On the federal level, during the 110th Congress the House of Representatives passed legislation limiting the ability of commercial firms that are ineligible to own banks under the BHCA from chartering industrial banks. The definition of “commercial” firms used in this version of the proposed legislation includes companies such as Advanta Corp. that, although principally engaged in the financial services business, are not subject to consolidated supervision at the parent company level by the Federal Reserve Board (as a bank holding company or financial services holding company), the Office of Thrift Supervision (as a thrift holding company) or the Securities and Exchange Commission (as a securities holding company). If the legislation were adopted, it would limit new industrial bank charters to companies that are principally engaged in financial services; however, under a grandfather provision, this limitation would not apply to Advanta Corp. If this legislation were adopted, it would not impact Advanta Bank Corp.’s operations; however, Advanta Corp. would be required to register with the FDIC as an industrial bank holding company and would be subject to federal regulatory oversight at the parent company level.

Supervision and Regulation

The current economic environment and conditions both nationally and globally have resulted in increased focus on the regulation of the financial services industry. Proposals for legislation that could substantially change and increase the regulation of the financial services industry are being considered and more proposals are expected to be introduced at both the federal and state levels. Among other things, the recent economic events have led to calls for a restructuring of the bank regulatory system and the new administration’s plan for consolidating bank regulatory agencies is expected to be announced in April 2009. This plan is likely to include legislative initiatives that would impact the roles of the agencies that supervise and regulate our bank subsidiaries and could result in Advanta Corp. becoming subject to increased supervision or regulation as a holding company that owns depository institutions. In addition, legislative initiatives may be proposed that would change or restrict the regulation and future operation of industrial banks and grandfathered CEBA institutions such as Advanta Bank Corp. and Advanta Bank.

Credit Card Industry Practices

The credit card industry is extensively regulated. Federal and state governments are very focused on the credit card industry and, during the last Congress the House of Representatives passed legislation addressing credit card lending and marketing practices, including universal default, two-cycle billing, payment hierarchy, general credit card disclosures and unfair or deceptive practices. In December 2008, the Federal Reserve Board, the Office of Thrift Supervision and the National Credit Union Administration promulgated joint final rules addressing unfair or deceptive acts or practices (“UDAP”) relating to certain consumer credit card practices. The final rules amend Regulation AA (Unfair or Deceptive Acts or Practices) and Regulation Z (Truth in Lending Act) and become effective July 1, 2010. The final rules modify certain consumer credit card practices related to, among other things, interest rate increases on new and existing balances, payment allocation methods, assessment of late fees and related charges, double-cycle billing and disclosures to consumers. If these amendments were applicable to our lending activities, or if we were to choose to implement any changes to our practices that may be similar to the requirements established by the new rules, it could negatively impact our business. Congress and state legislatures as well as government regulatory agencies may also consider other legislative and regulatory initiatives related to credit card lending and marketing. It is possible that if versions of these or other proposals were to be enacted in the future, they could impact our business.

Credit card interchange fees have also been the subject of legislation introduced at the federal and state levels. Several states, including Utah, are also considering interchange legislation. The proposals range from capping interchange fees on certain classes of transactions to requiring additional disclosures at point of sale or prohibiting the levying of interchange fees on the portion of retail transactions that constitutes sales tax. Additionally, a number of bills proposed at the state level would require disclosure of credit card association fee schedules and rules to merchants. It is possible that if versions of these proposals were to become effective, they could impact our business.

Bankruptcy

Congress, in an effort to minimize the impact of subprime mortgage repricing and declining home prices, is considering a number of proposals that would modify the Bankruptcy Abuse Prevention and Consumer Protection

Act of 2005. These include modifying the means test which determines eligibility for bankruptcy and permitting the bankruptcy courts to restructure mortgages. If this legislation were enacted as proposed, it could reduce the amount of recovery by unsecured creditors and could increase the number of consumers and small business borrowers that file for bankruptcy by encouraging more bankruptcy filings.

Future Legislation

There are other legislative initiatives under consideration that could impact our business, including the manner in which we conduct and fund our business, such as proposals dealing with privacy and data security, identity theft and securitization of credit card receivables and other loans. Some of these proposals may extend to and impact data warehousers, vendors and other third parties with whom we do business.

Numerous legislative and regulatory proposals, such as those described above, are advanced each year which, if adopted, could affect our profitability or the manner in which we conduct our activities. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the federal or state proposals will become law.

COMPETITION

We compete in the highly competitive credit card industry. As a small business credit card issuer we compete for, among other things, customers, card utilization and payments on outstanding balances. Within the credit card industry there is aggressive and highly competitive use of advertising, product and service offerings and pricing, including with respect to finance charge rates, rewards and other incentive programs and cardholder fees. Many of our competitors are substantially larger and have more capital and other resources than we do. In addition, there has been a trend toward consolidation among credit card issuers in recent years which has resulted in even larger competitors. Some of our current and potential competitors may be able to leverage their existing resources to provide products and services at lower costs and with lower fees and/or finance charge rates than our products and services. Competition among lenders can take many forms, including convenience in obtaining a loan or credit card, the size of their existing customer base and the ability to cross sell products to that customer base, intellectual property rights, features and quality of customer service, incentives and rewards programs, size of credit lines, finance charge rates and other types of finance or service charges, the nature of the risk the lender is willing to assume and the type of security, if any, required by the lender.

We have chosen not to compete in all areas of the credit card industry, but have focused on business purpose credit for small businesses and business professionals. We have responded to competition in this segment by focusing exclusively on the small business market, offering credit cards tailored to the needs of our customers with pricing that has typically included promotional pricing and competitively structured rewards programs. We also have responded by developing marketing strategies for our business purpose credit cards that are designed to attract and retain higher credit quality customers. Although we believe we are generally competitive in the United States, there can be no assurance that our ability to market our products and services successfully or to obtain an adequate yield on our business purpose credit cards will not be impacted by the nature of the competition that now exists or may develop. See “Item 1A. Risk Factors.”

EMPLOYEES

As of December 31, 2008, we had 841 employees. We believe that we have good relationships with our employees. None of our employees is represented by a collective bargaining unit.

In July 2008, we commenced a reduction of workforce in certain business areas that were impacted by our outsourcing initiatives. These reductions have been phased in over time and are expected to be substantially complete in the first quarter of 2009. In addition to the workforce reduction associated with our outsourcing initiatives, in January 2009, we committed to further reduce our headcount in order to reduce staffing to a level more commensurate with the portfolio size and scale of business activities that we are anticipating for 2009. The most recent reduction of workforce is also expected to be substantially complete in the first quarter of 2009.

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

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

We have included or incorporated by reference in this Annual Report on Form 10-K statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, other written or oral communications provided by Advanta from time to time may contain “forward-looking statements.” Forward-looking statements are not historical facts but instead are based on certain assumptions by management and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and among other things may relate to: anticipated earnings (loss) per share; anticipated delinquencies and charge-offs; anticipated level of receivables outstanding and credit card accounts; anticipated interest yields; expected cost of funds; projected levels of excess spread in our securitization transactions and whether an early amortization event is expected to occur; the expected level of new account acquisitions, customer spending and account attrition; anticipated payment rates of outstanding loans; anticipated operating expenses; estimated values of and anticipated cash flows from our retained interests in securitizations; industry trends; our need and ability to replace existing credit facilities and securitization financing when they expire or terminate with appropriate levels of funding; the value of the investments that we hold; income tax uncertainties; realizability of net deferred tax asset; expected levels of liquidity and capital; anticipated outcome and effects of litigation and contingencies; and other future expectations of Advanta. Forward-looking statements are often identified by words or phrases such as “is anticipated,” “are expected to,” “are estimated to be,” “intend to,” “believe,” “will likely result,” “projected,” “may,” or other similar words or phrases. The cautionary statements provided below are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act for any such forward-looking information.

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

Negative trends and developments in economic conditions and the financial markets may continue to adversely impact our business, results of operations, financial condition, access to various funding sources and the trading price of our common stock. Deterioration of the U.S. economy beginning in the latter half of 2007 and the continuing negative trends in economic conditions and disruption in the capital markets have adversely affected our business. Many small business credit card issuers, including Advanta, have experienced increased delinquencies and charge-offs due to the impact of the general economic downturn on small businesses. It is more difficult to predict the credit performance of our customers and the losses inherent in our portfolio in this challenging economic environment. If the economic downturn continues, the ability and willingness of our small business customers to pay amounts owed to us could continue to be adversely affected, resulting in further increases in delinquencies and charge-offs. In addition, continued deterioration in the economy could lead to further reductions in the number of customers and the volume of transactions and have a negative impact on our business, results of operations and financial condition.

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

The NASDAQ Stock Market LLC may cease to list our Class A voting common stock and Class B non-voting common stock, which may cause the value of an investment in us to substantially decrease. We may be unable to meet the listing requirements of the Global Market of The NASDAQ Stock Market LLC (“NASDAQ”) in the future. To maintain a listing on the Global Market, a listed security must maintain a daily closing bid price per share of $1.00 and the market value of publicly held shares for such security must be greater than $5 million. If the closing bid price per share of a listed security stays below $1.00 or the market value of publicly held shares stays below $5 million for 30 consecutive trading days, a company will have a certain period of time to regain compliance or the listed security will be subject to delisting. For the closing bid price requirement, a company has 180 days to regain compliance and for the minimum market value of publicly held shares requirement, a company has 90 days to regain compliance. The closing daily bid price of our Class A Common Stock has been less than $1.00 per share since January 20, 2009, and the closing daily bid price of our Class B Common Stock has been less than $1.00 per share since January 21, 2009. The market value of publicly held shares of our Class A Common Stock is currently less than $5 million.

On October 16, 2008, NASDAQ implemented a temporary suspension of the rules requiring, among other things, a minimum $1.00 closing bid price and a $5 million minimum market value of publicly held shares. On December 23, 2008, NASDAQ extended this suspension until April 20, 2009. As a result of the suspension we are not currently considered to be out of compliance with the listing requirement for either our Class A Common Stock or our Class B Common Stock. NASDAQ may further extend the suspension of the rules; if they do not, in the event the closing bid price of our Class A Common Stock and our Class B Common Stock does not increase to above $1.00 per share by June 1, 2009 (the 30th consecutive trading day after the NASDAQ suspension is lifted), one or both classes of our common stock may be delisted from NASDAQ if we are unable to regain compliance within 180 days. In addition, if the market value of the publicly held shares of our Class A Common Stock does not increase to above $5 million by June 1, 2009, our Class A Common Stock may be delisted from NASDAQ if we are unable to regain compliance within 90 days.

If one or both classes of our common stock are delisted, there may be a limited market for the shares of the delisted class of our common stock, trading in the shares of the delisted class of our common stock may become more difficult and the share price for the delisted class of our common stock could decrease even further. Any class of our common stock not listed on NASDAQ or another national securities exchange, may cause potential investors to be prohibited from or less likely to purchase such class of common stock.

We may make changes in the terms of our business credit card accounts that could negatively affect our results of operations and profitability. We have the right to change the terms of our agreements with our customers, including the finance charge rates and the other fees and charges that are applicable from time to time on the accounts, the applicable minimum monthly payment required on the accounts and various other terms. We may decide to increase or decrease finance charge rates or other fees and charges for existing accounts, or to take actions that would otherwise change the terms of the accounts, as a result of: changes in applicable law or regulations; changes in the marketplace; changes in the economic, political or regulatory environments; prudent business practice; or other reasons. Changes in the terms of our business credit card accounts may cause account attrition or changes in customer behavior, such as credit card use, payment patterns and rates of delinquencies and charge-offs, which could negatively affect our results of operations and profitability. Changes in the finance charges and the other fees and charges assessed on the accounts and changes in minimum monthly payments required may change the effective yield on the accounts and could negatively impact our results of operations and profitability.

Changes in our product offerings, including changes in product features or services, could negatively affect our ability to originate and retain customer relationships and may reduce our profitability. Pricing on our product offerings has typically included promotional pricing and rewards. Changes to our product offerings, including changes in rewards program terms, changes in or the elimination of introductory and promotional pricing levels and changes to other product features or services, may result in changes in customer behavior, such as levels of credit card use and payment patterns, that could negatively impact our profitability. In addition, changes to our product offerings, including changes in pricing, rewards or other product features or services such as those described above, may negatively affect our ability to attract and retain higher credit quality customers.

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

The credit card industry is also highly regulated by federal and state laws. These laws affect how loans are made, enforced and collected. The federal and state legislatures may pass new laws, or may amend existing laws, to regulate further the credit card industry or to reduce finance charges or other fees applicable to credit card accounts. The current economic environment and its impact on the banking and financial services industries has resulted in new laws and regulatory changes and initiatives that could impact, among other things, lending and funding practices and liquidity and capital requirements or could lead to restrictions on certain business practices, methods and policies of credit card issuers. Changes in laws or regulations, as well as changes in the marketplace, economic and political environments and prudent business practices, could make it more difficult for us to market our product offerings, to enforce or change the terms of our existing business credit card accounts or to collect business credit card receivables. Any of the foregoing could decrease our income and profitability.

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

Federal and state legislatures as well as government regulatory agencies are considering increased regulation of credit cards through legislative and regulatory initiatives that could impact our business, such as proposals related to enhanced credit scoring disclosure, interchange rates, defaults, billing practices, account repricing, penalty pricing, payment hierarchy, minimum monthly payments and other aspects of credit card lending, marketing and operations. There are other legislative and regulatory initiatives, including amendments to laws and regulations as well as proposals under discussion or consideration, that could impact the manner in which we conduct and fund our business, such as amendments to regulations governing unfair or deceptive acts and practices and proposals dealing with data security, identity theft and the securitization of credit card receivables and other loans. It is possible that if any versions of these proposals were to become effective they could impact our business and, accordingly, could make compliance more difficult and expensive and could negatively affect our operating results and the manner in which we conduct our business. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the federal or state proposals will become law.

We have procedures to comply with local, state and federal laws, rules and regulations applicable to us and to our business and we believe that we comply in all material respects with these requirements. We incur substantial costs and expenses in connection with our compliance programs and efforts. If it were determined that we were not in compliance with applicable statutory and regulatory requirements it could lead to: economic remedies such as penalties, fines and other payments; litigation exposure, including, class action lawsuits; and administrative enforcement actions. Changes to statutes, regulations or regulatory policies, guidance or interpretations or the outcomes of regulatory reviews or examinations could adversely affect us, including by limiting the types of products and services we may offer and the amounts of finance charge rates or other fees we may charge. For further discussion, see “Item 1. Business — Government Regulation.”

We are subject to regulation by a number of different regulatory agencies and authorities, including bank regulatory authorities, which have broad discretion to take actions that could affect the manner in which we conduct our business, and could adversely affect our results of operations and our financial condition. We are subject to oversight, regulation and examination by a number of regulatory agencies and authorities, including federal and state bank regulators, the Securities and Exchange Commission and the NASDAQ stock market. We conduct our business credit card business through Advanta Bank Corp., a Utah chartered industrial bank that is subject to regulatory oversight and examination by both the FDIC and the Utah Department of Financial Institutions. We also own Advanta Bank, a bank chartered under the laws of the State of Delaware that is subject to regulatory oversight and examination by the FDIC and the Delaware Office of the State Bank Commissioner. Both banks are subject to provisions of federal law that regulate their activities and require them to operate in a safe and sound manner. The federal and state bank regulators may seek to apply both existing and proposed laws and regulations and to impose changes, restrictions and limitations on our banks, including our business and business practices, which could adversely affect the manner in which we conduct our business, our results of operations and our financial condition. The effects of, and changes in, the level of regulatory scrutiny, regulatory requirements, regulatory guidance and initiatives, including mandatory and possible discretionary actions by federal and state regulators, restrictions and limitations imposed by laws applicable to industrial loan banks, examinations, audits and possible agreements between a bank and its regulators may affect the operations of our banks and our financial condition. See “Item 1. Business — Government Regulation” for further discussion.

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

If we do not maintain the security of our customers’ personal information, we could become subject to litigation, damage our reputation and negatively affect our business and business prospects. We receive and maintain personal information about our former, existing and prospective customers directly and through third parties providing services to us. We also store customer account information in connection with the use of our credit cards directly and through third parties. A breach of the systems on which personally identifiable and other sensitive customer information is stored could lead to fraudulent activity using our credit cards or to other illegal and fraudulent activities, including identity theft. In addition, the use and security of personal, financial and other non-public information provided to us by our customers and prospects is the subject of legislation and regulation at the federal and state levels. While we continually strive to maintain our compliance with applicable privacy and security laws and regulations, if we were to experience a data breach involving personal information about our customers or their accounts, we could be subject to increased risk of litigation, fines or penalties as well as increased costs and expenses to come into compliance which could adversely affect our reputation, results of operations, financial condition and ability to conduct our business.

Changes in accounting may affect our reported earnings and results of operations. U.S. generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines, interpretations and practices for many aspects of our business are complex and involve subjective judgments, such as accounting for the allowance for receivable losses, securitization income, rewards programs and income taxes. Changes in these estimates or changes in other accounting rules and principles, or their interpretation, could significantly change our reported earnings and operating results, and could add significant volatility to those measures. For further discussion see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and Note 2 to the consolidated financial statements.

In September 2008, the FASB issued exposure drafts of proposed amendments with substantial revisions to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, (“FIN No. 46R”). We sell business credit card receivables in securitization transactions using a securitization trust that is a qualifying special purpose entity (“QSPE”) under SFAS No. 140, and therefore, the assets and liabilities of the trust are not consolidated as part of our consolidated financial statements under GAAP.

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

We may be required to establish a valuation allowance against our deferred tax asset, which could negatively impact our financial condition and results of operations. Deferred income taxes represent the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. If based on all available information, it is more likely than not that the deferred tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. When evaluating the realizability of the deferred tax asset, we considered estimates of expected future taxable income, existing and projected book/tax differences, carryback and carryforward periods and tax planning strategies available. As of December 31, 2008, our assessment included an expectation that we will generate sufficient taxable income in future years to realize the deferred tax asset based on forecasts for operations over a reasonable forecasting horizon and the general and industry specific economic outlook, among other items. The level of future operating losses, changes in forecasted results, or other changes in facts and circumstances could impact our conclusion regarding the realizability of the deferred tax asset and a valuation allowance may need to be established in future periods, which could materially affect our financial condition and results of operations.

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

Social, economic, environmental and geographic factors can affect levels of customer spending, credit card payments and other customer behaviors, as well as our ability to predict customer behaviors, in ways that could negatively impact our asset quality and profitability. A variety of social, economic, environmental and geographic factors can adversely affect customer behaviors, such as levels of credit card use, payment patterns, delinquencies, charge-offs and the number of customers filing under bankruptcy laws. Social factors include changes in confidence levels and attitudes toward incurring debt, the public’s perception of the use of credit cards and the stigma of bankruptcy. Economic factors include the rates of inflation, the unemployment rates and the relative interest rates offered for various types of loans. In addition, acts of terrorism in the United States and the political and military response to any such events may have an adverse effect on general economic or environmental conditions, business confidence and spending, and general market liquidity. Geographic factors may include adverse changes in economic and environmental conditions in states where customers are located which could have a direct impact on the customers’ use of our credit cards as well as on the timing and amount of payments on the accounts. Any of these factors could negatively impact our small business customers and could have an adverse affect on the performance of our business credit card portfolio and our profitability through, among other things, lower new account originations, lower credit card use, increases in delinquencies, increases in the number of customers seeking protection under the bankruptcy laws, increases in charge-offs and credit losses and changes in payment patterns. In addition, any of these factors could negatively impact our ability to accurately predict or anticipate customer behavior. This could cause our business models, including our proprietary credit scoring and other models used to predict and forecast customer behavior and financial results, to produce less accurate and reliable results.

Market conditions and other factors beyond our control could negatively impact the availability and cost of funding for our operations. We fund our operations through a number of sources, including securitizations, deposits at our bank subsidiaries and sales of unsecured debt securities. Currently our unsecured debt is rated below investment grade. Non-investment grade ratings of our unsecured debt from rating agencies could make it more difficult and more costly for us to sell debt or equity securities in the capital markets. Continuation of our below investment grade ratings or a down-grade of any of the ratings of our unsecured debt may negatively affect, among other things, our ability to borrow or raise funds on terms that we consider reasonable to us. If we are unable to obtain funding on reasonable terms, it may negatively impact our ability to fund our operations.

To generate cash for the funding of our operations we have historically relied on our ability to combine and sell business credit card receivables as asset-backed securities through transactions known as securitizations. At December 31, 2008, off-balance sheet securitized receivables represented 55% of our funding. Our ability to complete securitizations depends upon:

•	general conditions in the securities markets;

•	specific conditions in the asset-backed securities markets;

•	the quality of our business credit card portfolio; and

•	the ratings on the asset-backed securities sold in the securitizations.

The disruption in the credit and financial markets has negatively impacted the securitization markets, the value of certain of our investments and the value of our retained interests in securitizations, which has impacted our funding decisions and our ability to realize expected levels of return on certain of our assets. In February 2009, Standard and Poor’s and Moody’s Investor Service both downgraded their ratings on certain of the AdvantaSeries notes issued by our securitization trust. Due to the disruption in the capital markets, since the second quarter of 2008 we have not accessed the securitization markets which have historically been a significant source of our funding. It is uncertain whether or on what terms we will have access to the securitization markets as a source of funding in the future. Although securitizations are not our only source of cash to fund our operations, if our access to securitization funding on terms that we consider reasonable to us continues to be disrupted, it could negatively impact our results of operations and financial condition.

The occurrence of certain events could result in the early amortization of our outstanding business credit card securitization transactions.  If an early amortization occurred it could have a negative impact on the value of certain of our assets and negatively affect our results of operations and financial condition. Early amortization triggers include, among others, insufficient cash flows from the securitized pool of receivables to meet contractual requirements (for example, “excess spread” requirements). Our business credit card securitizations are typically structured as “revolving transactions” and the occurrence of an event that would trigger an early amortization would result in the end of the revolving period prior to the expected date. In an early amortization, the securitization noteholders are paid as payments are received from customers on the securitized receivables. We have securitization structuring alternatives and other tools available to us to increase the trust’s cash-based revenues, if we choose to do so, that we believe will avoid an early amortization for the trust or any individual securitization. Also, we are under no obligation to fund new receivables on our balance sheet whether or not there is an early amortization. We can do so for the accounts we choose and to the degree we choose. Therefore, we do not expect an early amortization to cause a serious reduction of our strong levels of liquidity. Our expectation is that we would use our tools to prevent an early amortization unless we conclude that it is to our advantage not to do so. This could be the case if we believed that our overall liquidity and equity would be maximized by not preventing an early amortization.

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

Our strategic, contractual and other relationships with third parties expose us to risks that may disrupt our business operations and adversely affect our results of operations and financial condition. We rely on third parties to provide services that are critically important to our business credit card business. For example, we rely on third parties to perform certain administrative functions associated with servicing our business credit card accounts (such as our relationships with FDR and Genpact), and to supply credit scores and other credit-related data and information about our potential and existing customers. In addition, from time to time we partner or contract with, invest in or enter into other relationships with third parties to establish relationships that are necessary for us to conduct our business or are intended to benefit our business operations and financial condition, including outsourcing and other initiatives to enhance our productivity and operational efficiency.

These arrangements with third parties expose us to a number of risks, such as the following:

•	If any third party providing services critical to our business were to fail or become insolvent, or if we were unable to renew expiring agreements with such parties on mutually acceptable terms, our business operations, results of operations and financial condition could be adversely impacted.

•	To the extent these third party relationships involve or depend on the transfer of knowledge related to our business for their success, we may be exposed to risks associated with misappropriation or misuse of intellectual property or confidential information, including information that is proprietary to us or to our customers.

•	If the third parties do not perform as anticipated or if they default on their obligations, we may not realize the intended benefits of these relationships, including the expected productivity, cost or expense improvements.

•	In the event of a default or termination, our agreements with third parties may take an extended period of time to unwind or resolve and, under certain circumstances such as early termination, may require us to pay substantial termination fees, which could adversely affect our business operations, results of operations and financial condition.

•	If our relationships with third parties include indemnification provisions or obligations, we may be required, under specified circumstances, to indemnify the other parties for certain losses they incur in connection with the products or services they provide to us. In the event we are obligated to make payments to third parties under indemnification or other obligations for losses of third parties, it could adversely affect our results of operations and financial condition. For further discussion, see Note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

•	If our relationship is with a third party located outside of the United States, we may be exposed to international economic, political and other risks that could adversely affect our business, including, instability in international political and economic conditions, different intellectual property laws and protections and difficulty in administering and enforcing our policies and procedures in a foreign country, any of which could adversely affect our results of operations and financial condition.

We face intense competition in the credit card industry which could negatively impact our ability to generate new accounts and receivables. Advanta Business Cards competes in the highly competitive credit card industry. Within the credit card industry there is aggressive and highly competitive use of advertising, product and service offerings and pricing, including with respect to finance charge rates, rewards and other incentive programs and cardholder fees. Many of our competitors are substantially larger and have more capital and other resources than we do. In addition, there has been a trend toward consolidation among credit card issuers in recent years which has resulted in even larger competitors. Competition among lenders can take many forms, including convenience in obtaining a loan or credit card, the size of their existing customer base, the ability to cross sell products to that customer base, intellectual property rights, customer service, rewards programs, size of credit lines, finance charge rates and other types of finance or service charges, the nature of the risk the lender is willing to assume and the type of security, if any, required by the lender. These competitive pressures may increase and could negatively impact our ability to market our products and services effectively, our ability to attract and retain customers, our ability to generate new business credit card receivables and our profitability. See “Item 1. Business — Competition” for further discussion.

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

Loss of key personnel could adversely affect our business. Our success depends, in part, on our executive officers and other key personnel. We may not be able to retain talented employees or to replace or succeed key executive officers or key personnel with qualified personnel. Competition for talented personnel is intense. The loss of key personnel could adversely affect our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2008, Advanta had no owned real property and total leased office space was approximately 332 thousand square feet. The significant properties that Advanta leases for its business operations are described below. Advanta leases approximately 110 thousand square feet in Spring House, Pennsylvania for its principal executive and corporate offices and for use by Advanta Business Cards. In Horsham, Pennsylvania, Advanta leases approximately 110 thousand square feet in one building for Advanta Business Cards operations and certain Advanta Bank Corp. and corporate staff functions, and approximately 12 thousand square feet in a second building for storage space. Advanta also leases approximately 19 thousand square feet of office space for Advanta Bank and for corporate and Advanta Business Cards operations in Wilmington, Delaware. Advanta also leases approximately 72 thousand square feet of office space in Draper, Utah for Advanta Bank Corp. and Advanta Business Cards operations.

Item 3.	Legal Proceedings

Advanta Corp. and its subsidiaries are now and in the future may become subject to class action lawsuits and other litigation as well as legal, regulatory, administrative and other claims, investigations and proceedings arising in the ordinary course of business or discontinued operations. Management believes that the aggregate loss, if any, resulting from existing litigation and legal, regulatory, administrative and other claims, investigations or proceedings will not have a material adverse effect on our financial position or results of operations based on our current expectations regarding the ultimate resolutions of existing matters after consultation with our attorneys. However, due to the inherent uncertainty in litigation and other claims, investigations and proceedings, and since the ultimate resolutions of these matters are influenced by factors outside of our control, it is reasonably possible that actual results will differ from our estimates.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The applicable Board of Directors elected each of the executive officers of Advanta Corp. and its subsidiaries listed below, to serve at the pleasure of the Board in the capacities indicated.

Name	Age	Office	Date Elected

Dennis Alter	66	Chairman of the Board and Chief Executive Officer	1972
William A. Rosoff	65	Vice Chairman of the Board and President	1996
Philip M. Browne	49	Senior Vice President and Chief Financial Officer	1998
Chad C. Blue	39	Chief Credit Officer	2007
John F. Moore	57	President, Advanta Bank Corp.	2004
David B. Weinstock	44	Vice President and Chief Accounting Officer	2001

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

The Company’s common stock is traded on the NASDAQ Stock Market LLC under the symbols ADVNA (Class A voting common stock) and ADVNB (Class B non-voting common stock).

In April 2007, the Board of Directors of Advanta Corp. approved a three-for-two stock split, in the form of a 50% stock dividend payable June 15, 2007, on both Class A and Class B Common Stock. We have adjusted all stock prices, share amounts and dividends below to reflect the stock split for all periods presented.

Following are the high, low and closing prices and cash dividends declared for the last two years as they apply to each class of stock:

				Cash
				Dividends
Quarter Ended:	High	Low	Close	Declared

Class A:
March 31, 2007	$29.40	$23.96	$26.72	$0.1417
June 30, 2007	31.47	26.09	28.40	0.1771
September 30, 2007	30.65	20.46	24.31	0.1771
December 31, 2007	26.45	6.93	7.30	0.1771

March 31, 2008	$9.22	$5.31	$5.98	$0.1771
June 30, 2008	9.36	5.43	5.49	0.1771
September 30, 2008	7.80	4.00	4.93	0.1771
December 31, 2008	5.09	1.10	1.16	0.1771

Class B:
March 31, 2007	$31.72	$26.31	$29.23	$0.1700
June 30, 2007	34.51	28.57	31.14	0.2125
September 30, 2007	33.74	23.32	27.42	0.2125
December 31, 2007	29.95	7.84	8.07	0.2125

March 31, 2008	$10.52	$6.10	$7.03	$0.2125
June 30, 2008	10.63	6.25	6.29	0.2125
September 30, 2008	10.24	6.01	8.23	0.2125
December 31, 2008	8.65	1.58	2.09	0.2125

At March 2, 2009, Advanta Corp. had approximately 168 holders of record of Class A Common Stock and 372 holders of record of Class B Common Stock.

In April 2007, our Board of Directors approved an increase in the regular quarterly cash dividends on the Class A Common Stock and Class B Common Stock beginning with the dividend declared for payment in the second quarter of 2007.

The Board of Directors authorized a decrease in the quarterly cash dividend rates on our Class A and Class B Common Stock beginning with the dividends paid in the first quarter of 2009. In February 2009, the reduced quarterly dividends were declared.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on Advanta Corp. Class A Common Stock and Advanta Corp. Class B Common Stock during the five years ended December 31, 2008 with the cumulative total return on the Standard & Poor’s (“S&P”) 500 Index and S&P 500 Financials Index. The comparison assumes a $100 investment at the market price on the close of business on December 31, 2003 and assumes reinvestment of dividends.

	1/1/04	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Advanta Corp. Class A Common Stock	$100.0	$178.0	$241.1	$325.5	$93.4	$17.4
Advanta Corp. Class B Common Stock	100.0	194.7	265.2	365.1	106.0	31.8
S&P 500 Index	100.0	110.9	116.3	134.7	142.1	89.5
S&P Financials Index	100.0	110.7	117.7	139.9	114.5	52.4

Item 6.	Selected Financial Data

($ in thousands, except per share amounts)	Year Ended December 31,

	2008	2007	2006	2005	2004

Summary of Operations
Interest income	$198,510	$195,647	$169,755	$139,601	$106,709
Interest expense	119,473	99,331	75,310	57,586	45,577
Noninterest revenues	290,239	366,497	337,955	290,840	287,841
Provision for credit losses	123,188	58,165	38,600	40,297	42,368
Operating expenses(1)(2)	312,219	288,968	256,812	243,058	234,298
Gain on transfer of consumer credit card business	0	0	0	67,679	0
Income (loss) from continuing operations before income taxes	(66,131)	115,680	136,988	157,179	72,307
Income (loss) from continuing operations	(43,823)	71,028	84,248	116,689	44,273
Gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax	0	1,022	738	(6,260)	468
Net income (loss)	(43,823)	72,050	84,986	110,429	44,741

Per Common Share Data(3)
Basic income (loss) from continuing operations:
Class A	$(1.23)	$1.61	$2.01	$2.90	$1.13
Class B	(1.01)	1.78	2.12	2.98	1.20
Combined(4)	(1.08)	1.73	2.08	2.95	1.18
Diluted income (loss) from continuing operations:
Class A	(1.23)	1.55	1.88	2.66	1.04
Class B	(1.01)	1.64	1.92	2.69	1.08
Combined(4)	(1.08)	1.61	1.91	2.68	1.07
Basic net income (loss):
Class A	(1.23)	1.64	2.02	2.74	1.14
Class B	(1.01)	1.81	2.14	2.82	1.22
Combined(4)	(1.08)	1.75	2.10	2.79	1.19
Diluted net income (loss):
Class A	(1.23)	1.57	1.90	2.51	1.05
Class B	(1.01)	1.66	1.94	2.55	1.09
Combined(4)	(1.08)	1.63	1.92	2.54	1.08
Cash dividends declared:
Class A	0.7084	0.6730	0.5006	0.2898	0.2310
Class B	0.8500	0.8075	0.6007	0.3478	0.2772

Book value	12.26	14.40	13.77	12.49	9.93
Closing stock price:
Class A	1.16	7.30	26.54	20.09	15.08
Class B	2.09	8.07	29.09	21.63	16.18

Financial Condition at Year End
Investments(5)	$2,604,660	$1,096,087	$745,108	$574,839	$482,917
Gross business credit card receivables:
Owned	505,578	1,031,607	1,133,132	879,468	730,483
Securitized	4,511,650	5,315,421	4,073,128	2,880,401	2,564,147

Managed(6)	5,017,228	6,347,028	5,206,260	3,759,869	3,294,630
Total owned assets	3,585,045	2,764,372	2,413,138	2,127,403	1,692,924
Deposits	2,541,406	1,651,737	1,365,138	1,070,572	825,273
Debt	206,598	220,848	227,126	226,856	265,759
Other borrowings	50,000	25,000	0	0	0
Subordinated debt payable to preferred securities trust	103,093	103,093	103,093	103,093	103,093
Stockholders’ equity	507,361	585,781	567,161	515,437	392,194

Selected Financial Highlights (continued)	Year Ended December 31,

	2008	2007	2006	2005	2004

Selected Financial Ratios
Return on average assets	(1.36)%	2.81%	3.79%	5.61%	2.81%
Return on average common equity	(7.61)	12.24	15.80	23.06	12.18
Return on average total equity	(7.58)	12.24	15.80	23.04	12.19
Equity/owned assets	14.15	21.19	23.50	24.23	23.17
Equity/managed assets(6)	6.57	7.38	8.94	10.52	9.44
Dividend payout(7)	N/M	44.26	27.70	12.32	23.79
As a percentage of owned business credit card receivables:
Total receivables 30 days or more delinquent at year end	10.48	4.11	2.30	2.68	3.87
Net principal charge-offs	9.62	3.39	3.19	5.37	6.38

(1)	Effective January 1, 2006, we adopted SFAS 123(R), Share-Based Payment, using the modified prospective method and began recognizing compensation expense for equity-based compensation arrangements, including stock options, using a fair value based method.

(2)	Operating expenses in 2008 include the benefit of a $6.1 million net decrease in Visa indemnification reserves. Operating expenses in 2007 include $12.0 million of charges associated with a contingent obligation to indemnify Visa Inc. for certain litigation matters.

(3)	All per share amounts have been adjusted to reflect the three-for-two stock split effective June 15, 2007.

(4)	Combined represents income (loss) allocable to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

(5)	Includes federal funds sold, interest-bearing deposits and investments available for sale.

(6)	Managed statistics are non-GAAP financial measures and represent the sum of owned (GAAP) business credit card statistics and securitized business credit card statistics. We believe that performance on a managed basis provides useful supplemental information to investors because we retain interests in the securitized receivables and, therefore, we have a financial interest in and exposure to the performance of the securitized receivables. In managing our capital needs, we consider our ratio of equity to managed assets to be useful because our on-balance sheet assets include retained interests in securitizations that serve as credit enhancement to the noteholders’ interests in the securitized receivables.

(7)	The dividend payout ratio for the year ended December 31, 2008 is negative and, therefore, not meaningful.

N/M — Not Meaningful

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The current market and economic environments present us with inherent and specific challenges. The general economic environment in the United States has had and is expected to continue to have a significant impact on our results. Deterioration in the U.S. economy has negatively impacted the credit quality of our receivables and decreased rates of growth in customer merchandise sales volume. We expect the increases in delinquency rates and lower merchandise sales volume growth rates may continue through at least some portion of 2009 based on current economic forecasts and actual results experienced in early 2009. Additional deterioration in the U.S. economy could cause these trends to continue or worsen. We anticipate that the negative effects of the economic downturn will be partially offset by higher net interest margin resulting from decreases in market interest rates and planned pricing strategies. The intense competition in the credit card industry may also affect our ability to retain customers and to deepen our customer relationships. We believe that an improvement in the U.S. economy could favorably impact the credit quality of our receivables, increase customer activity and improve profitability.

We believe that we have helped position ourselves for the current challenging economic environment by increasing our levels of cash and liquid assets throughout 2008 and maintaining strong capital levels. In addition, we intentionally acquired fewer new customers in 2008 and reduced certain promotional activities. In 2009, we intend to build value from our existing customer base, focusing strategically on customers that are more profitable for us. Our Board of Directors has approved a significant reduction in our dividend rate for both Class A and Class B Common Stock effective in the first quarter of 2009. We will also reduce our operating expenses in 2009 through further reductions in acquisition marketing efforts and reduced staffing levels more commensurate with our anticipated portfolio size and the anticipated scale of business activities.

Our primary competitors are among the largest issuers of credit cards in the United States. As a small business credit card issuer we compete for, among other things, customers, card utilization and payments on outstanding balances. We believe our exclusive focus on the small business market and related community, as well as our experience in serving this market, provide us with a competitive advantage as compared to these larger competitors. Small business credit cards generally represent a less significant portion of our competitors’ businesses as compared to their consumer credit card portfolios. We believe that our focus and size enable us to quickly respond to the market environment.

Income (loss) from continuing operations includes the following business segment results for the years ended December 31:

($ in thousands, except per share amounts)	2008	2007	2006

Pretax income (loss):
Advanta Business Cards	$(85,690)	$126,485	$135,587
Other	19,559	(10,805)	1,401

Total pretax income (loss)	(66,131)	115,680	136,988
Income tax expense (benefit)	(22,308)	44,652	52,740

Income (loss) from continuing operations	$(43,823)	$71,028	$84,248

Per combined diluted common share	$(1.08)	$1.61	$1.91

The decrease in Advanta Business Cards pretax income (loss) for the year ended December 31, 2008 as compared to 2007 reflects the challenging economic environment and is due primarily to increases in net principal charge-off and delinquency rates on owned and securitized receivables, a $14.0 million non-recurring provision for rewards costs, deterioration in credit markets that negatively impacted our fair value estimates of retained interests in securitizations, and an increase in operating expenses. These impacts are partially offset by higher interest yields on owned and securitized receivables, lower off-balance sheet cost of funds rates, higher average securitized receivables and higher gains on sales of MasterCard Incorporated shares. Despite our focus on high credit quality customers, we had higher delinquency and net principal charge-off rates in the year ended December 31, 2008 as compared to 2007 due primarily to deterioration in the U.S. economy and, to a lesser extent, continued seasoning of the portfolio, and as a result, we had higher provisions for credit losses and lower securitization income. Based on the current economic environment, we expect these negative trends to continue to affect our provision for credit losses, securitization income and results of operations in 2009. Additionally, further deterioration in the U.S. economy could worsen these trends. The average yields earned on business credit card receivables increased due primarily to pricing strategies we implemented and a lower level of new account originations. The average floating interest rates earned by securitization noteholders have decreased due to decreases in short-term market interest rates. Operating expenses increased for the year ended December 31, 2008 as compared to 2007 as we implemented initiatives in 2008 designed to manage risk exposures in the current economic environment and to enhance our competitive position in the small business market when the economy improves.

The decrease in Advanta Business Cards pretax income for the year ended December 31, 2007 as compared to 2006 is due primarily to an increase in net principal charge-off and delinquency rates on owned and securitized receivables and lower interest yields. The rate of new customer and receivables growth and our competitive product offerings increased the percentage of customers in the receivable portfolio with promotional or competitive pricing, which reduced average interest yields in the year ending December 31, 2007 as compared to 2006. Although we continued to originate high credit quality customers in 2007, we had higher delinquency and net principal charge-offs rates in 2007 as compared to 2006 due primarily to deterioration in the economic environment and seasoning of accounts within the receivable portfolio, and as a result, we had higher provision for credit losses and lower securitization income. The unfavorable impact of higher provision for credit losses, lower securitization income and lower interest yields in 2007 were partially offset by growth in average owned and securitized receivables, higher transaction volume, gains on the sale of MasterCard Incorporated shares, and a decrease in operating expenses as a percentage of owned and securitized receivables.

Results not related to the Advanta Business Cards segment for the year ended December 31, 2008 include $13.4 million of noninterest revenues associated with a gain on the redemption of Visa Inc. shares and a $6.1 million net decrease in Visa indemnification reserves that reduced operating expenses. Pretax income for the year ended December 31, 2007 includes $12.0 million of expenses associated with a contingent obligation to indemnify Visa Inc. for certain litigation matters. See “Contingencies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

There was no gain or loss on discontinuance of our mortgage or leasing businesses for the year ended December 31, 2008. For the year ended December 31, 2007, we recorded an after-tax gain on the discontinuance of our mortgage and leasing businesses of $1.0 million, or $0.02 per combined diluted common share, and an after-tax gain of $738 thousand, or $0.02 per combined diluted common share, for the year ended December 31, 2006. See “Discontinued Operations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

In June 2008, FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities under Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, and should be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that we currently use to determine earnings per share for our Class A and Class B Common Stock according to dividends declared and participation rights in undistributed earnings. The nonvested shares of Class B Common Stock issued under our stock-based incentive plan are participating securities with nonforfeitable rights to dividends. Therefore, upon adoption of FSP No. EITF 03-6-1 effective January 1, 2009, our nonvested Class B Common Stock will be a third class of stock for purposes of earnings per share computations. This will result in lower proportionate income or loss allocations to our Class A and Class B Common Stock and will impact our reported earnings per Class A and Class B share. We will adjust all prior period earnings per share data presented to conform to the provisions of this FSP. The adoption of this FSP will not impact our financial position or net income.

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

Allowance for Receivable Losses

Receivables on the consolidated balance sheets are presented net of an allowance for receivable losses. The allowance for receivable losses represents management’s estimate of probable losses inherent in the on-balance sheet receivable portfolio. We establish the allowance for receivable losses through provisions charged to earnings. We report provisions for credit losses, representing the portion of receivable losses attributable to principal, separately on the consolidated income statements. We record provisions for interest and fee receivable losses as direct reductions to interest and fee income. The allowance for receivable losses is evaluated on a regular basis by management and is based upon management’s review of the collectibility of receivables in light of historical experience by receivable type, the nature and volume of the receivable portfolio, adverse situations that may affect the borrowers’ ability to repay and prevailing economic conditions. Since our business credit card receivable portfolio is comprised of smaller balance homogeneous receivables, we generally evaluate the receivables collectively for impairment through the use of a migration analysis as well as the consideration of other factors that may indicate increased risk of loss, such as bankrupt accounts, overlimit accounts or accounts that have been re-aged or entered a workout program. A migration analysis is a technique used to estimate the likelihood that a receivable or pool of receivables will progress through various delinquency stages and charge off. The allowance evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Changes in economic conditions, the composition and risk characteristics of the receivables portfolio, bankruptcy laws or regulatory policies could impact our credit losses. A 10% change in the allowance for business credit card receivable losses at December 31, 2008 would impact the allowance for receivable losses and pretax income of the Advanta Business Cards segment by $10.3 million. See Note 5 to the consolidated financial statements for a rollforward of the allowance for receivable losses including provisions and charge-offs in each reporting period.

Securitization Income

Off-balance sheet securitized receivables represent a significant portion of our funding at December 31, 2008. Retained interests in securitizations are included in accounts receivable from securitizations on the consolidated balance sheets. These assets are carried at estimated fair value and the resulting unrealized gain or loss from the valuation is included in securitization income on the consolidated income statements. We estimate the fair value of retained interests in securitizations based on a discounted cash flow analysis if quoted market prices are not available. We estimate the cash flows of the retained interest-only strip as the excess of the interest yield on the pool of the receivables sold over the sum of the interest rate earned by noteholders, the servicing fee and future credit losses over the life of the existing receivables. We discount cash flows from the date the cash is expected to become available to us using an interest rate that management believes a third party purchaser would demand. The discounted cash flow analysis is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Changes in economic conditions, market interest rates, changes in the level of payments on securitized receivables, the composition and risk characteristics of the securitized receivables, bankruptcy laws or regulatory policies could cause actual cash flows from the securitized receivables to vary from management’s estimates.

Note 6 to the consolidated financial statements summarizes the key assumptions used to estimate the fair value of retained interests in securitizations during each of the reporting periods and at December 31, 2008 and 2007. Note 6 also includes a sensitivity analysis of the valuations of retained interests in securitizations, assuming two changes in each of those assumptions at December 31, 2008. See “Securitization Income (Loss)” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of valuation adjustments to retained interests in securitizations in each of the reporting periods.

Rewards Programs

We offer rewards programs with most of our business purpose credit cards. Under our rewards programs, customers may earn cash back rewards and/or business rewards that can be redeemed for travel, gift certificates or merchandise. We estimate the costs of future rewards redemptions and record a liability at the time rewards are earned by the customer. These costs of future rewards redemptions are recorded as a reduction of other revenues on the consolidated income statements. Estimates of the costs of future rewards redemptions require management to make predictions about future customer behavior, including assumptions regarding the percentage of earned rewards that customers will ultimately redeem and the cost of business rewards. We base the assumptions on historical experience, consideration of changes in portfolio composition and changes in the rewards programs, including redemption terms. It is reasonably possible that actual results will differ from our estimates or that our estimated liability for these programs may change. If either the estimated percentage of earned rewards that customers will ultimately redeem for each program or the estimated cost per redeemed reward point increased by 10% at December 31, 2008, other revenues of the Advanta Business Cards segment would decrease $3.7 million and other liabilities would increase by the same amount.

We revised our estimated costs of future rewards redemptions in each of the three years ended December 31, 2008 based on changes in experience in redemption rates and the costs of business rewards redeemed, and/or changes in the rewards programs. The changes in estimated costs of future rewards redemptions increased other revenues $1.1 million for the year ended December 31, 2008, $2.2 million for 2007 and $500 thousand for 2006.

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

Deferred income tax assets and liabilities are determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and give current recognition to changes in tax rates and laws. Changes in tax laws, rates, regulations and policies, or the final determination of tax audits or examinations, could materially affect our tax estimates and are outside of our control. We evaluate the realizability of the deferred tax asset and recognize a valuation allowance if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. When evaluating the realizability of the deferred tax asset, we consider estimates of expected future taxable income, existing and projected book/tax differences, carryback and carryforward periods, tax planning strategies available, and the general and industry specific economic outlook. Estimates of expected future taxable income are based on forecasts for operations over a reasonable forecasting horizon and include the expected timing of reversals of existing and projected book/tax differences and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires management to forecast the business credit card market and the competitive and general economic environment in future periods. The forecast of taxable income in future periods was more challenging at December 31, 2008 as a result of the current economic environment.

Changes in estimates of deferred tax asset realizability or effective tax rates may impact the income tax expense of our Advanta Business Cards segment, other continuing operations not attributable to segments or discontinued operations, depending on the circumstances associated with the change in estimate. The net deferred tax asset is included in other assets on the consolidated balance sheets. A 10% decrease in the estimated realizability of our net deferred tax asset would decrease the deferred tax asset and increase income tax expense by $7.1 million at December 31, 2008. A 100 basis point decrease in our effective tax benefit rate, which includes provisions for uncertain tax positions, would decrease our income tax benefit attributable to continuing operations by $661 thousand for the year ended December 31, 2008.

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

($ in thousands)	2008	2007	2006

Average owned receivables	$925,712	$1,227,967	$1,059,566
Average securitized receivables	$5,017,607	$4,696,289	$3,337,888
Customer transaction volume:
Merchandise sales	$11,435,302	$11,314,108	$9,286,838
Balance transfers	547,740	1,710,256	1,719,524
Cash usage	1,099,232	1,419,708	1,335,787

Total customer transaction volume	$13,082,274	$14,444,072	$12,342,149
New account originations	127,256	335,147	370,564
Average number of active accounts(1)	906,237	905,497	713,302
Ending number of accounts at December 31	1,048,363	1,316,523	1,126,083

(1)	Active accounts are defined as accounts with a balance at month-end. Active account statistics do not include charged-off accounts. The statistics reported above are the average number of active accounts for the years ended December 31.

In response to the economic conditions, we reduced mail volume in direct mail account acquisition campaigns in 2008 and as a result had fewer new account originations for 2008 as compared to prior years. In addition to reducing new account originations, we have taken many steps intended to reduce our exposure to our riskier customers. Among other things, we have and may continue to tighten underwriting criteria, reduce credit line assignments to amounts near outstanding balances where appropriate, and close inactive accounts. In 2009, we plan to further reduce our acquisition marketing efforts and focus on building value from our existing customer base, particularly our high value customers. As a result, we expect our owned and securitized receivable balances and numbers of accounts to decline in 2009 as compared to amounts at December 31, 2008.

The components of pretax income (loss) for Advanta Business Cards for the years ended December 31 were as follows:

($ in thousands)	2008	2007	2006

Net interest income on owned interest-earning assets	$80,228	$102,333	$97,505
Noninterest revenues	275,020	358,791	332,924
Provision for credit losses	(123,154)	(58,200)	(38,650)
Operating expenses	(317,784)	(276,439)	(256,192)

Pretax income (loss)	$(85,690)	$126,485	$135,587

The decrease in net interest income on owned interest-earning assets for the year ended December 31, 2008 as compared to 2007 was due primarily to a decrease in average owned receivables and an increase in interest expense, partially offset by an increase in the average yield earned on receivables and an increase in the yield earned on retained interests in securitizations due to the credit market environment. Average owned business credit card receivables decreased $302 million for the year ended December 31, 2008 as compared to the same period of 2007. The average yield earned on business credit card receivables increased due primarily to pricing strategies we implemented and a lower level of new account originations. We have increased our liquidity in response to continued turmoil in the economy and capital markets. Interest expense allocated to the Advanta Business Card segment increased for the year ended December 31, 2008 as compared to 2007 due to the costs of additional liquidity. In addition, net interest income in 2007 includes the benefit of deposit insurance credit sale gains of $1.9 million. For segment reporting purposes, these gains are included in the allocation of interest expense to

Advanta Business Cards. The increase in net interest income on owned interest-earning assets for the year ended December 31, 2007 as compared to 2006 is due primarily to an increase in average owned business credit card receivables, partially offset by a decrease in the average yield earned on our business credit card receivables as a result of our competitively-priced product offerings and an increase in the percentage of customers in the receivable portfolio with promotional or competitive pricing as compared to the prior year. Net interest income in 2007 also includes the benefit of deposit insurance credit sale gains of $1.9 million as described above. Average owned business credit card receivables increased $168 million for the year ended December 31, 2007 as compared to 2006.

Noninterest revenues include securitization income (loss), servicing revenues, interchange income, other revenues and MasterCard investment gains, and are reduced by rewards costs. Noninterest revenues decreased for the year ended December 31, 2008 as compared to 2007 due primarily to lower securitization income and higher rewards costs, partially offset by higher interchange income, an increased volume of securitized receivables that resulted in higher servicing fees, and higher investment gains on sales of MasterCard Incorporated shares. Securitization income decreased for the year ended December 31, 2008 as compared to 2007 due primarily to deterioration in credit markets that impacted our fair value estimates of retained interests in securitizations and increases in net principal charge-off and delinquency rates on securitized receivables, partially offset by an increase in the average yields on securitized receivables, a decrease in the average floating interest rates earned by noteholders due to a decrease in short-term market interest rates, and growth in average securitized receivables. Noninterest revenues increased for the year ended December 31, 2007 as compared to 2006 due primarily to higher merchandise sales transaction volume that resulted in higher interchange income and increased volume of securitized receivables that resulted in higher servicing fees, partially offset by higher rewards costs and lower securitization income. Securitization income decreased for the year ended December 31, 2007 as compared to 2006 due primarily to an increase in net principal charge-off and delinquency rates and a decrease in average yield on securitized receivables, partially offset by growth in average securitized receivables. Noninterest revenues include investment gains on the sale of MasterCard Incorporated shares of $24.2 million in 2008, $6.2 million in 2007 and $2.4 million in 2006.

The increase in provision for credit losses for the year ended December 31, 2008 as compared to 2007 was due primarily to an increase in delinquency and net principal charge-off rate trends, partially offset by a decrease in average owned business credit card receivables. The increases in delinquency and net principal charge-off rates are the result of deterioration in the U.S. economy and, to a lesser extent, continued seasoning of the portfolio. The increase in provision for credit losses for the year ended December 31, 2007 as compared to 2006 was due primarily to increases in delinquency and net principal charge-off rate trends, and also reflects an increase in average owned business credit card receivables. See “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed discussion and a table of credit quality data.

Operating expenses for the year ended December 31, 2008 increased as compared to 2007 due primarily to expenses associated with initiatives designed to manage risk exposures in the current economic environment and to enhance our competitive position in the small business market when the economy improves, including offshoring certain business processes. These increases were partially offset by lower amortization of deferred origination costs resulting from fewer new account originations. Operating expenses for the year ended December 31, 2007 increased as compared to 2006 due primarily to higher personnel costs, costs related to growth in accounts and owned and securitized receivables, expenses associated with profitability initiatives, and higher fraud losses, partially offset by lower marketing costs. The decrease in marketing costs for the year ended December 31, 2007 as compared to 2006 was due primarily to incremental customer acquisition costs largely associated with new prospect lists incurred in 2006.

We plan to reduce our operating expenses in 2009 through further reductions in acquisition marketing efforts and reduced staffing levels more commensurate with our anticipated portfolio size and the anticipated scale of business activities in 2009. We expect operating expenses for 2009 to be approximately 20% to 25% lower than operating expenses reported for the year ended December 31, 2008.

Interest Income and Expense

($ in thousands)	Year Ended December 31,

	2008	2007	2006

Interest income	$198,510	$195,647	$169,755
Interest expense	119,473	99,331	75,310

The increase in interest income for the year ended December 31, 2008 as compared to 2007 was due primarily to an increase in the average yield earned on our business credit card receivables, higher average balances of federal funds sold, interest-bearing deposits and investments, and increases in yields earned on retained interests in securitizations reflecting increases in discount rates in the credit market environment. These impacts were partially offset by decreases in average business credit card receivables and decreases in the average yields earned on federal funds sold and investments due to the interest rate environment. The average yields earned on business credit card receivables increased due primarily to pricing strategies we implemented and a lower level of new account originations. These pricing strategies included increasing the interest rates of customers with increased credit risk indicators. A lower level of new account originations in 2008 resulted in a lower percentage of receivables at promotional interest rates as compared to 2007. The increase in interest income for the year ended December 31, 2007 as compared to 2006 was due primarily to an increase in average balances of owned business credit card receivables, federal funds sold and investments, partially offset by a decrease in the average yield earned on our business credit card receivables. The decrease in the average yield on our business credit card receivables was primarily the result of an increase in the percentage of customers in the receivable portfolio with competitive and promotional pricing in 2007 as compared to 2006.

The increase in interest expense for the year ended December 31, 2008 as compared to 2007 was due primarily to an increase in our average deposits outstanding, partially offset by a decrease in the average cost of funds on deposits resulting from the interest rate environment. We expect our average cost of funds on deposits to decrease in 2009 as compared to the year ended December 31, 2008 based on current market interest rates. We increased our level of deposit funding in 2008 to generate additional liquidity in response to continued turmoil in the economy and capital markets and to fund higher levels of on-balance sheet assets resulting from securitizations in their accumulation periods. Interest expense increased for the year ended December 31, 2007 as compared to 2006 due primarily to an increase in deposits outstanding and an increase in the average cost of funds on deposits resulting from the interest rate environment. Average deposits increased $606 million for the year ended December 31, 2008 as compared to 2007 and increased $278 million for the year ended December 31, 2007 as compared to 2006.

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

Interest Rate Analysis and Average Balances

	Year Ended December 31,
	2008			2007			2006
	Average		Average	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Owned receivables:
Business credit cards(1)	$925,712	$123,787	13.37%	$1,227,967	$136,806	11.14%	$1,059,566	$125,580	11.85%
Other receivables	7,668	364	4.75	7,533	413	5.48	7,656	375	4.90

Total receivables	933,380	124,151	13.30	1,235,500	137,219	11.11	1,067,222	125,955	11.80
Federal funds sold	851,348	19,806	2.33	579,768	29,091	5.02	396,835	20,003	5.04
Interest-bearing deposits	281,566	2,331	0.83	582	30	5.15	1,321	50	3.79
Tax-free investments(2)	154	11	7.27	310	22	7.10	576	31	5.38
Taxable investments	504,130	15,527	3.08	170,520	8,844	5.19	126,119	5,568	4.41
Retained interests in securitizations	203,989	36,688	17.99	228,361	20,449	8.95	203,921	18,158	8.90

Total interest-earning assets(3)	2,774,567	$198,514	7.15%	2,215,041	$195,655	8.83%	1,795,994	$169,765	9.45%
Noninterest-earning assets	443,196			344,693			444,984

Total assets	$3,217,763			$2,559,734			$2,240,978

Interest-bearing liabilities:
Deposits:
Money market savings	$82,115	$2,546	3.10%	$87,796	$4,322	4.92%	$47,835	$2,253	4.71%
Time deposits under $100,000	718,947	33,086	4.60	494,248	25,037	5.07	428,192	18,867	4.41
Time deposits of $100,000 or more	1,264,577	58,527	4.63	877,192	45,121	5.14	705,203	31,159	4.42

Total deposits	2,065,639	94,159	4.56	1,459,236	74,480	5.10	1,181,230	52,279	4.43
Debt	217,601	13,718	6.30	224,379	15,492	6.90	216,364	13,818	6.39
Subordinated debt payable to preferred securities trust	103,093	9,268	8.99	103,093	9,268	8.99	103,093	9,167	8.89
Other borrowings	31,448	2,328	7.40	1,088	91	8.36	850	46	5.42

Total interest-bearing liabilities	2,417,781	$119,473	4.94%	1,787,796	$99,331	5.56%	1,501,537	$75,310	5.02%
Noninterest-bearing liabilities	221,480			183,503			201,443

Total liabilities	2,639,261			1,971,299			1,702,980
Stockholders’ equity	578,502			588,435			537,998

Total liabilities and stockholders’ equity	$3,217,763			$2,559,734			$2,240,978

Net interest spread			2.21%			3.27%			4.43%

Net interest margin			2.85%			4.35%			5.26%

(1)	Interest income includes late fees for owned business credit card receivables of $7.4 million for the year ended December 31, 2008, $9.3 million for 2007, and $8.5 million for 2006.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

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

	2008 vs. 2007				2007 vs. 2006
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Changes	Changes	Changes	Total	Changes	Changes	Changes	Total
	in	in	in Rate/	Increase	in	in	in Rate/	Increase
($ in thousands)	Volume(1)	Rate(2)	Volume(3)	(Decrease)	Volume(1)	Rate(2)	Volume(3)	(Decrease)

Interest income from:
Owned receivables:
Business credit cards	$(33,671)	$27,384	$(6,732)	$(13,019)	$19,956	$(7,523)	$(1,207)	$11,226
Other receivables	7	(55)	(1)	(49)	(6)	44	0	38
Federal funds sold	13,633	(15,596)	(7,322)	(9,285)	9,220	(79)	(53)	9,088
Interest-bearing deposits	14,471	(25)	(12,145)	2,301	(28)	18	(10)	(20)
Tax-free investments	(11)	1	(1)	(11)	(14)	10	(5)	(9)
Taxable investments	17,314	(3,598)	(7,033)	6,683	1,958	984	334	3,276
Retained interests in securitizations	(2,181)	20,644	(2,224)	16,239	2,175	102	14	2,291

Total interest income	$9,562	$28,755	$(35,458)	$2,859	$33,261	$(6,444)	$(927)	$25,890

Interest expense on:
Deposits:
Money market savings	$(280)	$(1,598)	$102	$(1,776)	$1,882	$100	$87	$2,069
Time deposits under $100,000	11,392	(2,323)	(1,020)	8,049	2,913	2,826	431	6,170
Time deposits of $100,000 or more	19,912	(4,474)	(2,032)	13,406	7,602	5,077	1,283	13,962
Debt	(468)	(1,346)	40	(1,774)	512	1,103	59	1,674
Subordinated debt payable to preferred securities trust	0	0	0	0	0	101	0	101
Other borrowings	2,538	(10)	(291)	2,237	13	25	7	45

Total interest expense	33,094	(9,751)	(3,201)	20,142	12,922	9,232	1,867	24,021

Net interest income	$(23,532)	$38,506	$(32,257)	$(17,283)	$20,339	$(15,676)	$(2,794)	$1,869

(1)	Equals change in volume multiplied by prior year rate.

(2)	Equals change in rate multiplied by prior year volume.

(3)	Equals change in rate multiplied by change in volume.

Provision and Allowance for Receivable Losses

	Year Ended December 31,
($ in thousands)	2008	2007	2006

Provision for credit losses	$123,188	$58,165	$38,600
Provision for interest and fee losses	21,434	11,588	8,830

The increases in the provision for credit losses and the provision for interest and fee losses for the year ended December 31, 2008 as compared to 2007 were due primarily to increases in delinquency and net principal charge-off rate trends, partially offset by a decrease in average owned business credit card receivables of $302 million for the year ended December 31, 2008 as compared to 2007. The increasing delinquency and charge-off rates reflect deterioration in the U.S. economy and, to a lesser extent, continued seasoning of the portfolio. The deterioration in credit performance is broad-based across industries, geographic regions and origination vintages in our receivable portfolio. The credit performance of customers in geographic regions such as California and Florida, which have been impacted to a greater extent by deterioration in the housing market, unemployment and other local economic factors, experienced higher deterioration than other geographic regions. At December 31, 2008, 25% of the receivable portfolio was concentrated in the states of California and Florida. Approximately 22% of U.S. small businesses are domiciled in California and Florida based on a 2008 Small Business Administration report of 2007 data. While we remain focused on initiatives to reduce credit losses to the extent possible in the current economic environment, additional deterioration in the U.S. economy could cause these trends to worsen. The increases in the provision for credit losses and the provision for interest and fee losses for the year ended December 31, 2007 as compared to 2006 were due primarily to increases in delinquency and net principal charge-off rate trends, which reflected the economic environment trend and the seasoning of accounts that were acquired in recent years. Also contributing to the increase in 2007 was the increase in average owned business credit card receivables of $168 million for the year ended December 31, 2007 as compared to 2006.

The allowance for receivable losses on business credit card receivables was $102.7 million as of December 31, 2008, or 20.31% of owned receivables, which was higher as a percentage of owned receivables than the allowance of $67.4 million, or 6.53% of owned receivables, as of December 31, 2007. The increase in the allowance for receivable losses reflects an increase in the estimate of losses inherent in the portfolio based on increases in delinquent receivables as of December 31, 2008 as compared to December 31, 2007, recent trends in net principal charge-off rates, the economic environment and the current composition of the portfolio.

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

The following table provides credit quality data as of and for the year-to-date periods indicated for our owned business credit card receivable portfolio, including a summary of allowances for receivable losses, delinquencies, nonaccrual receivables, accruing receivables past due 90 days or more, and net principal charge-offs. Accounts previously reported as delinquent that have been re-aged after meeting prescribed criteria and therefore are not reported in delinquency statistics were $4.1 million at December 31, 2008 and $3.8 million at December 31, 2007. Gross interest income that would have been recorded for nonaccrual receivables, had interest been accrued throughout the year in accordance with the assets’ original terms, was approximately $3.5 million for the year ended December 31, 2008, $3.1 million for 2007 and $3.4 million for 2006.

	December 31,
($ in thousands)	2008	2007	2006	2005	2004

Business Credit Cards — Owned
Allowance for receivable losses	$102,700	$67,368	$49,715	$44,323	$49,190
Receivables 30 days or more delinquent	52,997	42,424	26,053	23,595	28,287
Receivables 90 days or more delinquent	24,132	19,204	12,632	10,837	13,638
Nonaccrual receivables	9,688	10,104	10,524	11,476	11,393
Accruing receivables past due 90 days or more	22,166	17,213	11,302	9,479	12,233
As a percentage of gross receivables:
Allowance for receivable losses	20.31%	6.53%	4.39%	5.04%	6.73%
Receivables 30 days or more delinquent	10.48	4.11	2.30	2.68	3.87
Receivables 90 days or more delinquent	4.77	1.86	1.11	1.23	1.87
Nonaccrual receivables	1.92	0.98	0.93	1.30	1.56
Accruing receivables past due 90 days or more	4.38	1.67	1.00	1.08	1.67
Net principal charge-offs	$89,056	$41,589	$33,775	$44,865	$39,936
As a percentage of average gross receivables:
Net principal charge-offs	9.62%	3.39%	3.19%	5.37%	6.38%

Securitization Income (Loss)

We sell business credit card receivables through securitizations accounted for as sales under GAAP. We continue to own and service the accounts that generate the securitized receivables. Our retained interests in securitizations entitle us to the excess spread on the securitized receivables. Excess spread represents income-related cash flows on securitized receivables net of noteholders’ interest, servicing fees and credit losses. Fair value estimates used in the recognition of securitization income include estimates of market discount rates and estimates of future cash flows of interest income on securitized receivables in excess of interest expense (interest earned by noteholders), servicing fees and credit losses over the life of the existing securitized receivables.

Securitization income decreased for the year ended December 31, 2008 as compared to 2007 due primarily to deterioration in credit markets that impacted our fair value estimates of retained interests in securitizations and increases in net principal charge-off and delinquency rates on securitized receivables, partially offset by an increase in the average yields on securitized receivables, a decrease in the average floating interest rates earned by noteholders due to lower short-term market interest rates, and growth in average securitized receivables. The trends in net principal charge-off and delinquency rates on securitized receivables are similar to those on owned receivables described in the “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. The trends in yields on securitized receivables are similar to those on owned receivables described in the “Interest Income and Expense” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. We expect a decrease in the average floating interest rate earned by noteholders for the year ending December 31, 2009 as compared to 2008 based on current market interest rates. Securitization income decreased for the year ended December 31, 2007 as compared to 2006 due primarily to an increase in net principal charge-off and delinquency rates on securitized receivables and a decrease in average yield on securitized receivables, partially offset by growth in average securitized receivables. Securitization income includes net unfavorable valuation adjustments to retained interests in securitizations of

$52.0 million for the year ended December 31, 2008 and $17.2 million for 2007. There were no valuation adjustments to retained interests in 2006. The unfavorable valuation adjustments in 2008 were due primarily to an increase in discount rates resulting from the credit market environment and a decrease in estimated cash flows resulting from an increase in estimated future credit losses on securitized receivables, partially offset by higher yields, each as compared to estimates as of December 31, 2007. The unfavorable valuation adjustments in 2007 were due primarily to an increase in estimated future credit losses on securitized receivables at December 31, 2007 as compared to prior estimates and an increase in discount rates resulting from the credit market environment at December 31, 2007 as compared to December 31, 2006.

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

The following tables provide managed data for Advanta Business Cards and a reconciliation of the managed data to the most directly comparable GAAP financial measures:

Managed Financial Measures and Statistics

	Advanta				Advanta
	Business	GAAP	Securitization		Business	Managed
($ in thousands)	Cards GAAP	Ratio(1)	Adjustments		Cards Managed	Ratio(1)

Year Ended December 31, 2008
Net interest income	$80,228	7.10%	$527,030		$607,258	10.22%
Provision for credit losses	123,154	10.90	501,954	(2)	625,108	10.52
Noninterest revenues	275,020	24.34	(25,076)		249,944	4.21
Average business credit card interest-earning assets	1,129,701		4,813,618		5,943,319
Year Ended December 31, 2007
Net interest income	$102,333	7.03%	$316,380		$418,713	7.07%
Provision for credit losses	58,200	4.00	195,365	(2)	253,565	4.28
Noninterest revenues	358,791	24.64	(121,015)		237,776	4.01
Average business credit card interest-earning assets	1,456,328		4,467,928		5,924,256
Year Ended December 31, 2006
Net interest income	$97,505	7.72%	$260,319		$357,824	8.14%
Provision for credit losses	38,650	3.06	119,727	(2)	158,377	3.60
Noninterest revenues	332,924	26.35	(140,592)		192,332	4.37
Average business credit card interest-earning assets	1,263,487		3,133,967		4,397,454

As of December 31, 2008
Ending business credit card receivables	$505,578		$4,511,650		$5,017,228
Receivables 30 days or more delinquent	52,997	10.48%	425,271		478,268	9.53%
Receivables 90 days or more delinquent	24,132	4.77	188,424		212,556	4.24

As of December 31, 2007
Ending business credit card receivables	$1,031,607		$5,315,421		$6,347,028
Receivables 30 days or more delinquent	42,424	4.11%	229,808		272,232	4.29%
Receivables 90 days or more delinquent	19,204	1.86	105,577		124,781	1.97

(1)	Ratios are as a percentage of average business credit card interest-earning assets except delinquency ratios which are as a percentage of ending business credit card receivables.

(2)	Includes the amount by which the credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses on securitized receivables been equal to actual reported charge-offs. Provision for credit losses also includes unfavorable valuation adjustments to retained interests in securitizations of $52.0 million for the year ended December 31, 2008, $17.2 million for 2007 and $3.5 million for 2006.

Servicing Revenues

Servicing revenues were $97.4 million for the year ended December 31, 2008, $92.4 million for 2007 and $63.7 million for 2006. The increases in servicing revenues in 2008 and 2007 were due to increased volume of securitized business credit card receivables.

Other Revenues

	Year Ended December 31,
($ in thousands)	2008	2007	2006

Interchange income	$264,401	$249,481	$203,369
Cash back rewards	(75,102)	(61,040)	(45,845)
Business rewards	(28,581)	(25,665)	(22,216)
Investment securities gains, net:
MasterCard Incorporated	24,251	6,199	2,440
Visa Inc.	13,408	0	0
The Reserve Primary Fund	(1,042)	0	0
Venture capital investments	(20)	1,169	1,409
Other investments	100	2,027	1,659

Investment securities gains, net	36,697	9,395	5,508
Balance transfer fees and cash usage fees	7,379	12,397	11,335
Other business credit card fees	3,695	4,705	3,545
Earnings on investment in Fleet Credit Card Services, L.P.	2,231	2,580	1,246
Other, net	1,051	3,211	2,349

Total other revenues, net	$211,771	$195,064	$159,291

Interchange income includes interchange fees on both owned and securitized business credit cards. The increase in interchange income for the year ended December 31, 2008 as compared to 2007 was due primarily to an increase in the average interchange rate resulting from an increase in certain interchange rates established by MasterCard Incorporated in October 2007. The increase in interchange income for the year ended December 31, 2007 as compared to 2006 was due primarily to higher merchandise sales transaction volume. The average interchange rate was 2.3% for the year ended December 31, 2008 and 2.2% for the years ended December 31, 2007 and 2006.

The increase in cash back rewards for the year ended December 31, 2008 as compared to 2007, was due primarily to a $14.0 million estimated rewards provision associated with discussions with our regulators related to certain cash back rewards programs. The increase in cash back rewards for the year ended December 31, 2007 as compared to 2006 was due primarily to higher merchandise sales transaction volume and a higher number of business credit cards in the cash back rewards programs. The increase in business rewards for the year ended December 31, 2007 as compared to 2006 was due primarily to higher merchandise sales transaction volume, partially offset by changes in estimates of costs of future rewards redemptions. Each of the three years ended December 31, 2008 includes changes in estimates of costs of future rewards redemptions based on changes in experience in redemption rates and the costs of business rewards redeemed, and/or changes in the rewards programs. Changes in cash back and business rewards estimates increased other revenues $1.1 million for the year ended December 31, 2008, $2.2 million for 2007 and $500 thousand for 2006.

The gain on Visa Inc. shares in the year ended December 31, 2008 was related to Visa’s initial public offering and share redemption in March 2008. As of December 31, 2008, we own 497 thousand Visa Inc. Class B common shares that have zero cost basis and no book value. We have no remaining MasterCard Incorporated shares as of December 31, 2008.

At December 31, 2008, we had a $33.6 million receivable in other assets related to September 2008 redemption orders submitted to The Reserve Primary Fund and The Reserve U.S. Government Fund, two money market fund investments. The net asset value of The Reserve Primary Fund declined below $1.00 per share on September 16, 2008, the day following our redemption request. There is uncertainty as to whether The Reserve Primary Fund’s loss will be allocated to shareholders that redeemed on September 15, 2008 and there is also uncertainty as to the level of fund assets that will be used to satisfy ongoing costs and expenses, legal fees, and pending or threatened claims against the fund or the fund’s assets. Since our proceeds from the redemption may be less than the redemption price of $1.00 per share, we recorded an estimated loss on the redemption of $1.0 million in the year ended December 31, 2008.

The decrease in balance transfer and cash usage fees for the year ended December 31, 2008 as compared to 2007 was due primarily to a decrease in balance transfer volume and a lower number of cash transactions, as well as lower averages of owned receivables. The decrease in balance transfer and cash transaction volume resulted from our initiatives designed to manage risk exposure, including fewer new account originations and lower promotional activities. These impacts were partially offset by an increase in the fees charged for balance transfers and cash usage in the year ended December 31, 2008 as compared to 2007.

In 2007, our bank subsidiaries sold Federal Deposit Insurance Corporation deposit insurance credits to third-party banks. Other revenues include gains of $1.9 million in the year ended December 31, 2007 related to these sales.

Operating Expenses

	Year Ended December 31,

($ in thousands)	2008	2007	2006

Salaries and employee benefits	$113,448	$106,303	$96,371
External processing	38,818	28,457	25,072
Amortization of deferred origination costs, net	31,857	50,054	48,285
Marketing	31,088	15,609	23,193
Professional fees	24,854	15,603	11,907
Credit	16,513	5,233	5,140
Equipment	14,626	11,497	9,942
Occupancy	10,152	9,465	9,102
Fraud	6,840	7,742	3,093
Postage	6,328	5,946	4,830
Visa indemnification	(6,093)	11,984	0
Travel and entertainment	5,016	5,265	3,768
Insurance	4,942	3,195	3,628
Impairment of assets	3,320	0	0
Other	10,510	12,615	12,481

Total operating expenses	$312,219	$288,968	$256,812

Salaries and employee benefits increased for the year ended December 31, 2008 as compared to 2007 due primarily to costs, including severance, related to our initiatives to outsource certain business processes and to personnel hires related to marketing, profitability and receivable collection initiatives. Salaries and employee benefits increased for the year ended December 31, 2007 as compared to 2006 due primarily to personnel hires, increases in executive compensation and higher employee stock option expense, partially offset by lower incentive compensation expense. As of December 31, 2008, total unrecognized compensation expense related to outstanding stock options was $9.4 million and we expect to recognize the expense over a weighted average period of 1.9 years. We also have nonvested shares. As of December 31, 2008, there was $24.2 million of total unrecognized compensation expense related to outstanding nonvested shares and we expect to recognize the expense over a weighted average period of 2.4 years.

In July 2008, we commenced a reduction of workforce in connection with initiatives to outsource business processes within the areas of information technology, customer service, collections, and accounting and finance. Salaries and employee benefits for the year ended December 31, 2008 include $913 thousand of severance and costs related to these initiatives. Based on our current plans, we expect to incur approximately $2.5 million of additional expenses related to severance and related costs as affected employees are notified. We expect this reduction of workforce to be substantially complete in the first quarter of 2009.

In January 2009, we announced plans to reduce our workforce by approximately 300 employees, or 35%, in order to reduce staffing to a level more commensurate with the portfolio size and scale of business activities that we anticipate for 2009. In connection with this reduction of workforce, we expect to incur expenses of approximately $10 million to $11 million related to severance and related costs. We expect this reduction of workforce to be substantially complete in the first quarter of 2009. As a result of this reduction in employee headcount and plans for further reductions in acquisition marketing efforts, we expect total operating expenses for 2009 to be approximately 20% to 25% lower than total operating expenses reported for the year ended December 31, 2008.

External processing expense increased for the year ended December 31, 2008 as compared to 2007 due to increased offshore processing costs and due to lower incentives earned related to lower receivable and account growth rates. External processing expense increased for the year ended December 31, 2007 as compared to 2006 due primarily to an increase in the number of accounts and higher transaction volume. The increase in external processing expense in 2007 also includes higher processing costs associated with the pilot of new outsourcing initiatives.

Amounts paid to third parties to acquire business credit card accounts and certain other origination costs are deferred and netted against any related business credit card origination fee, and the net amount is amortized on a straight-line basis over a privilege period of one year. Amortization of deferred origination costs, net, decreased for the year ended December 31, 2008 as compared to the same period of 2007 due primarily to decreases in the number of new account originations. In contrast, marketing expenses not paid to third parties to acquire business credit card accounts increased for the year ended December 31, 2008 as compared to 2007, due primarily to costs incurred related to initiatives to enhance our competitive position and to test new product offerings in the small business market. In addition, marketing expense for the year ended December 31, 2008 included costs associated with sponsorship activities relating to cultural events. Marketing expense decreased for the year ended December 31, 2007 as compared to 2006 due primarily to incremental customer acquisition costs largely associated with new prospect lists which were incurred in 2006.

Professional fees increased for the years ended December 31, 2008 and 2007, each as compared to prior year, due primarily to the increased use of external consultants in connection with profitability and marketing initiatives. The increase in professional fees for the year ended December 31, 2007 as compared to 2006 also reflected increased consulting costs related to collections initiatives.

Credit expense increased for the year ended December 31, 2008 as compared to 2007 due to the increased use of third parties as part of our receivable collection initiatives.

Equipment expense increased for the year ended December 31, 2008 as compared to 2007 due primarily to license fees, maintenance costs and amortization of software used in connection with marketing and profitability initiatives.

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

The increase in insurance expense for the year ended December 31, 2008 as compared to 2007 is primarily a result of an increase in Federal Deposit Insurance Corp. (“FDIC”) insurance costs on deposit liabilities. Our FDIC insurance costs increased due to the significant increase in our outstanding deposits and an increase in the insurance assessment rate. In February 2009, the FDIC issued an interim rule stating that an emergency premium will be levied on federally insured institutions in 2009 and additionally, they issued a final rule stating the regular deposit insurance assessment rate will be increased effective April 2009. We expect our deposit insurance assessment rate for 2009 to be higher than the rate for 2008.

We incurred a $3.3 million asset impairment charge in 2008 related to certain acquisition-related software and other assets based on our expectations for future account originations.

Contingencies

Advanta Corp. is a member of Visa USA (“Visa USA”) and owns shares of Visa Inc. (“Visa”) Class B common stock. Our membership in Visa USA and our ownership interest in Visa are related primarily to our former consumer credit card business, which we exited in 1998. Visa completed its initial public offering in March 2008 and set aside $3 billion of the proceeds in a litigation escrow account to fund litigation judgments or settlements that have occurred or may occur related to specified litigation matters between Visa and third parties. In December 2008, Visa funded an additional $1.1 billion in the litigation escrow account. Advanta Corp. and its subsidiaries are not named as defendants in the specified litigation matters. However, to the extent Visa’s litigation escrow is not sufficient to satisfy the specified litigation matters, the members of Visa USA to varying extents may be required to fund certain losses incurred by Visa in connection with those matters due to member indemnification provisions within Visa USA’s bylaws. In 2007, we recorded a $12.0 million reserve associated with our contingent obligation to Visa USA related to the specified litigation matters between Visa and third parties. In 2008, we recorded a net decrease in Visa indemnification reserves of $6.1 million based on our proportionate share of the amounts funded by Visa in the litigation escrow account, net of additional contingent obligations related to Visa’s settlement with Discover Financial Services of an antitrust lawsuit that was one of the specified litigation matters subject to member indemnification provisions. The indemnification reserve for our contingent obligation to Visa USA was $5.9 million at December 31, 2008 and $12.0 million at December 31, 2007 and was classified in other liabilities on the consolidated balance sheets. Operating expenses include $6.1 million of net benefit for the year ended December 31, 2008 and $12.0 million of expense for 2007 related to our Visa indemnification obligation. Pretax income for the year ended December 31, 2008 includes a $13.4 million gain on the redemption of Visa shares in other revenues.

In the year ended December 31, 2008, we increased our rewards provision by $14.0 million, representing an estimate of additional rewards that may be paid related to certain cash back rewards programs associated with discussions with our regulators. After discussions with our regulators, we estimated the increase in rewards based on our analysis of activity in the applicable cash back rewards programs. The actual amount of additional rewards could change upon reaching a final understanding with our regulators.

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

Income Taxes

Income tax expense (benefit) attributable to continuing operations was $(22.3) million for the year ended December 31, 2008, $44.7 million for 2007 and $52.7 million for 2006. Our effective tax expense (benefit) rate was (33.7)% for 2008, 38.6% for 2007 and 38.5% for 2006. Included in the tax benefit rate for the year ended December 31, 2008, is a 3.7% benefit resulting from favorable settlements and changes in judgment associated with prior period uncertain tax positions.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (“FIN No. 48”) provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with the statement, before a tax benefit can be recognized, a tax position is evaluated using a threshold that it is more likely than not that the tax position will be sustained upon examination. When evaluating the more-likely-than-not recognition threshold, the interpretation provides that a company should presume the tax position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. If the tax position meets the more-likely-than-not recognition threshold, it is initially and subsequently measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We adopted FIN No. 48 effective

January 1, 2007, and as a result, recorded a $6.1 million reduction to the opening balance of retained earnings. The adoption did not have a material impact on our effective tax rate for the year ended December 31, 2007. Unrecognized tax benefits, excluding accrued interest and penalties, as of December 31, 2008 were $16.1 million, of which $10.5 million, if recognized, would favorably affect our effective tax rate. The remaining $5.6 million represents the federal tax benefit of state tax items that was recognized as a deferred tax asset. Accrued interest and penalties as of December 31, 2008 totaled $22.6 million; $17.2 million of which would favorably affect our effective tax rate to the extent the interest and penalties were not assessed. The remaining $5.4 million represents the federal tax benefit of accrued interest that was recognized as a deferred tax asset.

In evaluating the realizability of the deferred tax asset at December 31, 2008, we considered the 2008 pretax loss which reflects the current economic environment, our taxable income for 2008 as a result of an increase in book/tax timing differences, the composition of our deferred tax asset that is comprised of book/tax timing differences that are not expected to expire and our expectation that we will generate sufficient taxable income in future years to realize the deferred tax asset. Estimates of expected future taxable income are based on forecasts for operations over a reasonable forecasting horizon including the expected timing of reversals of existing and projected book/tax differences and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires management to forecast the business credit card market and the competitive and general economic environment in future periods. The forecast of taxable income for future periods was more challenging at December 31, 2008 as a result of the current economic environment. In assessing the economic environment in future periods, we considered the cyclical nature of the economy and forecasts by prominent economists for recovery during the forecast horizon. We concluded that it was more likely than not that the deferred tax asset would be realized as we expect to generate sufficient taxable income in the future to realize the deferred tax assets. Therefore, no valuation allowance has been provided. The level of future operating losses, changes in forecasted results, or other changes in facts and circumstances could impact our conclusion regarding the realizability of the deferred tax asset and a valuation allowance may need to be established in future periods.

We have an ownership interest in Fleet Credit Card Services, L.P. related to our exit from the consumer credit card business in 1998. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. was not subject to income tax. As of December 31, 2008, the cumulative gain on transfer of consumer credit card business and our deficit capital account in Fleet Credit Card Services, L.P. on a tax basis for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.

Discontinued Operations

There was no gain or loss on discontinuance of our mortgage or leasing businesses for the year ended December 31, 2008.

For the year ended December 31, 2007, we recorded a net after-tax gain on the discontinuance of our mortgage and leasing businesses of $1.0 million. The components of the net gain included an $800 thousand pretax gain on the discontinuance of the mortgage business, an $865 thousand pretax gain on the discontinuance of the leasing business, and tax expense of $643 thousand. The gain on the discontinuance of the mortgage business represented a favorable change in estimate in an experience refund related to a former mortgage insurance product, partially offset by an increase in estimates of legal expenses on mortgage business-related contingent liabilities. The gain on the discontinuance of the leasing business represented changes in estimated leasing operating results of the leasing segment over the wind down period. The largest components of the change in leasing estimate in 2007 were favorable results relating to insurance reimbursements, sales tax assessments, credit recoveries and operating expenses.

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

Off-Balance Sheet Arrangements

Off-Balance Sheet Securitizations

At December 31, 2008, off-balance sheet securitized receivables represented 55% of our funding as compared to 67% at December 31, 2007. Based on market conditions for asset-backed securities and as part of our liquidity management and funding diversification strategies, we chose to have one of our bank subsidiaries purchase Class A notes issued in our securitizations in the year ended December 31, 2008 including $100 million par value of the AdvantaSeries 2008-A1 notes and $150 million par value of the AdvantaSeries 2008-A3 notes. In 2008, we also purchased $59.7 million par value of AdvantaSeries Class A notes in the market that were issued in prior years. At December 31, 2008, $43.8 million par value of the notes purchased in the market were outstanding. Since the AdvantaSeries Class A notes are held on-balance sheet, they did not provide funding and they are not a component of off-balance sheet securitized receivables. We also chose to use deposit funding instead of securitizations for certain funding needs in the year ended December 31, 2008. The combination of these strategies resulted in a decrease in the percentage of our funding from off-balance sheet securitized receivables as of December 31, 2008 as compared to December 31, 2007. The AdvantaSeries Class A notes held on-balance sheet are available to be used as collateral for potential future borrowings from the Federal Reserve Discount Window. These notes are classified as investments available for sale on the consolidated balance sheet.

Our credit risk in off-balance sheet securitized receivables is limited to the amount of our retained interests in securitizations. We had securitized business credit card receivables of $4.5 billion at December 31, 2008 and $5.3 billion at December 31, 2007. We hold certain securitized receivables on-balance sheet in the form of subordinated trust assets and the AdvantaSeries Class A notes discussed above. Subordinated trust assets represent our ownership interest in the securitized receivables that is subordinated to the other noteholders’ interests. Subordinated trust assets are a component of retained interests in securitizations and are classified as accounts receivable from securitizations on the consolidated balance sheets.

We generally retain an interest in securitized receivables in the form of subordinated trust assets, cash collateral accounts and retained interest-only strips. Retained interests in securitizations serve as credit enhancement to the noteholders’ interests in the securitized receivables. We had $125.6 million of retained interests in securitizations at December 31, 2008 and $213.1 million at December 31, 2007. The fair values of retained interests in securitizations are dependent upon the performance of the underlying securitized receivables, market-driven interest rates and market credit spreads. Our retained interests in securitizations entitle us to the excess spread on the receivables. Excess spread represents income-related cash flows on securitized receivables (interest, interchange and fees) net of noteholders’ interest, servicing fees and credit losses. If the income-related cash flows on securitized receivables do not exceed the other components of the excess spread, the value of our retained interests will decline, potentially to zero.

The following table summarizes securitization data including income and cash flows for the years ended December 31:

($ in thousands)	2008	2007	2006

Average securitized receivables	$5,017,607	$4,696,289	$3,337,888
Securitization income (loss)	(18,930)	79,040	114,938
Discount accretion	36,688	20,449	18,158
Interchange income	224,268	199,519	155,160
Servicing revenues	97,398	92,393	63,726
Proceeds from new securitizations(1)	318,025	1,391,984	2,160,674
Proceeds from collections reinvested in revolving-period securitizations	10,756,899	10,684,642	7,553,476
Cash flows received on retained interests	321,132	323,566	332,439

(1)	Amounts reported for the year ended December 31, 2008 exclude $250 million related to notes issued in our AdvantaSeries 2008-A1 and AdvantaSeries 2008-A3 securitizations that were purchased by one of our bank subsidiaries and are classified as investments available for sale on the consolidated balance sheet.

See Note 6 to the consolidated financial statements for the key assumptions used in estimating the fair value of retained interests in securitizations during each reporting period and at December 31, 2008 and 2007. Our accounting policies related to securitization transactions are discussed in Note 2 to the consolidated financial statements and the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our $250 million AdvantaSeries 2006-A2 securitization ended its revolving period in December 2008 and noteholders were paid in February 2009. The scheduled end of the revolving periods of our other securitizations extend to the following years at December 31, 2008:

($ in thousands)	2009		2010	2011	Total

Noteholder Principal Balance at December 31, 2008
Series 1997-A	$10,714		$0	$0	$10,714
Series 2007-A	5,691		0	0	5,691
AdvantaSeries	2,787,000	(1)	715,000	640,000	4,142,000

Total	$2,803,405		$715,000	$640,000	$4,158,405

(1)	Includes $1.25 billion of AdvantaSeries that we expect will have their revolving periods extended to 2010 based on current payment rates.

Noteholder principal balances at December 31, 2008 are comprised of $3.5 billion of floating rate notes and $897 million of fixed rate notes. In addition to noteholder principal balance, our securitized business credit card receivables included billed interest and fees of $103 million on those accounts at December 31, 2008.

The following securitizations had noteholder principal payment dates in the year ended December 31, 2008:

	Noteholder	End of Revolving	Noteholder
($ in thousands)	Principal Balance	Period	Payment Date

Series 2001-A	$300,000	January 2008	April 2008
AdvantaSeries:
2005-A4	150,000	December 2007	February 2008
2005-A1	250,000	March 2008	May 2008
2005-D1	20,000	April 2008	June 2008
2005-C1	100,000	July 2008	September 2008
2005-A3	250,000	September 2008	November 2008

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

We expect to assess our funding needs and replace the funding of the accumulating securitizations, if necessary, with our choice of existing liquidity, additional deposit funding or, if market conditions improve, additional securitizations. If we are unable to securitize, we may have a decline in our level of cash and liquid investments; however, we would expect to continue to have a strong liquidity position. In February 2009, Standard and Poor’s and Moody’s Investor Service lowered the ratings of the AdvantaSeries notes issued by the Advanta Business Card Master Trust. These changes have no immediate impact on our funding or funding plans, but would make it more expensive and more difficult to access the securitization markets in future periods.

Our Series 1997-A securitization represents a $200 million committed commercial paper conduit facility available through June 2009 that provides off-balance sheet funding, of which none was used at December 31, 2008. This facility will not be renewed when it expires in June 2009. Our Series 2007-A securitization represents a $143 million committed commercial paper conduit facility available through January 2009 that provides off-balance sheet funding, of which none was used at December 31, 2008. Upon expiration in January 2009, this facility was not renewed.

The securitization agreements contain provisions that require the trust to retain certain excess cash flows rather than remit them to us in circumstances where the three-month average excess spread percentage is not maintained above 4.50%. If such circumstances were to occur, the impact to our liquidity would not be material. The retained excess cash flows would be accounted for as a retained interest in securitizations, appropriate discount rates would be applied and the balances would cause Advanta Bank Corp.’s capital ratios to be lower than they would have been otherwise, but still above levels required to be classified as well-capitalized.

The securitization agreements contain conditions that would trigger an early amortization. An early amortization would result in the end of the revolving period prior to the expected dates. In an early amortization, the noteholders are paid as payments are received from customers on the securitized receivables. If an early amortization occurred, it could have a negative impact on the value of certain of our assets and negatively affect our results of operations and financial condition. An early amortization for the AdvantaSeries securitizations would be triggered if the three-month average excess spread amount was not maintained at a level greater than $0. An early amortization would be triggered for the Series 1997-A securitization if the three-month average excess spread percentage was not maintained at a level greater than 0% for that securitization. The conditions to trigger an early amortization also include the failure to make payments under the terms of the agreement, the insolvency or other similar event of Advanta Bank Corp., or the failure to transfer receivables from additional accounts to the securitization trust within a specified time period if receivables in the securitization trust or seller’s interest balances fall below certain required minimums. At December 31, 2008, our three-month average excess spread percentage for the Series 1997-A securitization was 7.31%, and for the AdvantaSeries, our three-month average excess spread amount was $20.9 million. We expect excess spread levels to decline significantly in 2009. However, we have securitization structuring alternatives and other tools available to us to increase the trust’s cash-based revenues, if we choose to do so, that we believe will avoid an early amortization for the trust or any individual securitization. Also, we are under no obligation to fund new receivables on our balance sheet whether or not there is an early amortization. We can do so for the accounts we choose and to the degree we choose. Therefore, we do not expect an early amortization to cause a serious reduction of our strong levels of liquidity. Our expectation is that we would use our tools to prevent an early amortization unless we conclude that it is to our advantage not to do so. This could be the case if we believed that our overall liquidity and equity would be maximized by not preventing an early amortization. The securitization agreements do not have any provisions or conditions involving the debt ratings of Advanta Corp. or Advanta Bank Corp.

In September 2008, the FASB issued exposure drafts of proposed amendments to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities. The amendments, if adopted, could result in certain off-balance sheet securitized receivables being consolidated on our balance sheets. It is not clear, however, when the amendments ultimately will be adopted by the FASB, what changes to the amendments could result from the comment process, how regulatory authorities will respond, or how our financial position or results of operations may be affected. The proposed amendments, as drafted, would be effective for Advanta on January 1, 2010. Management is monitoring these exposure drafts and will evaluate any potential impact of the final statements when they are available.

Obligations under Guarantees

In the normal course of business, including discontinued operations, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell assets or services, finance our business and business transactions, establish alliances or other strategic business relationships, service assets

(including for unaffiliated third parties), buy or lease real property and license intellectual property. The agreements we enter into in the normal course of business, including discontinued operations, generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay certain amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third party intellectual property rights or claims that performance of the agreement constitutes a violation of law. In addition to contractual indemnification provisions, we may be subject to indemnification obligations to third parties arising out of our investment in or other relationship with third parties, including our current or past membership in organizations or associations. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. Also, in connection with the securitization of receivables, we enter into agreements pursuant to which we agree to indemnify other parties to these transactions. The agreements contain standard representations and include warranties about the legal entities that are parties to the agreements and receivables that are securitized and include indemnification provisions under certain circumstances involving a breach of these representations or warranties. In connection with the securitization transactions we also include indemnifications that protect other parties to the transactions upon the occurrence of certain events, such as violations of securities laws and certain tax matters. With the exception of the Visa USA contingent indemnification obligation discussed below, contingencies triggering material indemnification obligations have not occurred historically and are not expected to occur. Maximum exposure to loss is not possible to estimate due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. The nature of the indemnification provisions in the various types of agreements and relationships described above are low risk and pervasive, and we consider them to have a remote risk of loss or payment. See “Contingencies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of our contingent indemnification obligation related to Advanta Corp.’s membership in Visa USA. We had an indemnification reserve for our contingent obligation to Visa USA of $5.9 million at December 31, 2008 and $12.0 million at December 31, 2007. There are no other amounts on the consolidated balance sheets related to indemnifications.

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

Preferred Securities Trust

We own 100% of a statutory business trust that issued $100 million of trust preferred securities, representing preferred beneficial interests in the assets of the trust. In accordance with FIN No. 46, Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, as revised, the subsidiary trust that issued the trust preferred securities is not consolidated. We established the trust in 1996 as a financing vehicle and we used the proceeds from the issuance of the trust preferred securities for general corporate purposes. The assets of the trust consist of $103 million of 8.99% junior subordinated debentures issued by Advanta Corp., due December 17, 2026. The trust preferred securities are subject to mandatory redemption upon the optional prepayment by Advanta Corp. of the junior subordinated debentures at any time on or after December 17, 2006 at an amount per trust preferred security equal to 104.495% of the principal amount plus accrued and unpaid distributions. This amount declines ratably on each December 17 thereafter to 100% on December 17, 2016. Dividends on the trust preferred securities are cumulative and payable semi-annually in arrears at an annual rate of 8.99%, and are deferrable at our option for up to ten consecutive semi-annual periods, provided that no deferral may extend beyond December 17, 2026. We cannot pay dividends on our preferred or common stocks during deferments. There have been no deferments as of December 31, 2008. The trust has no operations or assets separate from its investment in the junior subordinated debentures.

Advanta Corp. provides a full and unconditional guarantee of payments of distributions and other amounts due on the trust preferred securities. At December 31, 2008, the maximum amount of the undiscounted future payments that Advanta Corp. could be required to make under this guarantee was $262 million, representing the amount of trust preferred securities outstanding of $100 million at December 31, 2008 and future dividends of approximately $9 million per year through December 2026. Our consolidated balance sheets reflect the subordinated debt payable to the trust of $103 million.

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

We measure our interest rate risk using a rising rate scenario and a declining rate scenario. We estimate net interest income using a third party software model that uses standard income modeling techniques. We measure the effect of interest rate risk on our managed net interest income, which includes net interest income on owned assets and net interest income on securitized receivables. The measurement of managed net interest income in addition to net interest income on owned assets is meaningful because our securitization income fluctuates with yields on securitized receivables and interest rates earned by securitization noteholders. Both increasing and decreasing rate scenarios assume an instantaneous shift in interest rates and measure the corresponding change in expected net interest income as compared to a base case scenario that includes management’s current expectations of future interest rate movements. The scenarios assume that interest rates cannot be less than zero. As of December 31, we estimated that our net interest income would change as follows over a twelve-month period:

	2008	2007

Estimated percentage increase (decrease) in net interest income on owned assets:
Assuming 200 basis point increase	334%	20%
Assuming 200 basis point decrease	62%	(16)%
Estimated percentage increase (decrease) in net interest income on securitized receivables:
Assuming 200 basis point increase	(8)%	(11)%
Assuming 200 basis point decrease	2%	15%
Estimated percentage increase (decrease) in net interest income on managed assets:
Assuming 200 basis point increase	(3)%	(7)%
Assuming 200 basis point decrease	2%	11%

Changes in the composition of our balance sheet, the interest rate environment, business credit card pricing terms and securitization funding strategies impact the results of the net interest income sensitivity analyses as of December 31, 2008 as compared to the results as of December 31, 2007. Our owned net interest income increases in a rising rate scenario at both reporting dates because of the asset sensitive position of our balance sheet in that the yields earned on our federal funds sold, interest-bearing deposits and investment portfolio adjust more quickly than the rates paid on our deposits and debt based on their relative maturity dates and because our interest earning assets exceed our interest bearing liabilities. The increase in owned net interest income at December 31, 2008 is more significant than the increase at December 31, 2007 due primarily to the increased levels of liquid assets on our balance sheet in 2008 and a lower base case projection resulting from the current low interest rate environment. Our owned net interest income increases in a decreasing rate scenario at December 31, 2008 due to the current low interest rate environment. Since yields on our federal funds sold, interest-bearing deposits and other short-term investments are less than 2% at December 31, 2008 and we do not assume yields decrease to below zero in the scenarios, a 200 basis point decline in rates results in benefits from costs of funding that outweigh the detriment to investment income. Our managed net interest income decreases in a rising rate scenario due to the variable rate funding of the majority of our off-balance sheet securitized receivables and the portion of the business credit card portfolio that is effectively at a fixed rate because of the nature of the pricing of the accounts or because the customer pays their balance in full each month. Our business credit card receivables include interest rate floors that cause our managed net interest income to increase in the declining rate scenario. This increase is smaller at December 31, 2008 as compared to December 31, 2007 due in part to the assumption that the rates on our variable rate funding of off-balance sheet securitized receivables cannot be less than zero.

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

Liquidity, Capital Resources and Analysis of Financial Condition

We have increased our levels of liquidity in 2008 in response to continued turmoil in the economy and capital markets. At December 31, 2008, our liquid assets included $31.7 million of cash, $32.3 million of federal funds sold, and $1.6 billion of interest-bearing deposits. At December 31, 2008, we also had investments available for sale that could be sold or borrowed against to generate additional liquidity. Although we are incurring lower net interest income in connection with holding a higher level of liquid assets, management believes our strong levels of liquidity are prudent in the current economic environment.

The trust preferred securities issued by Advanta Capital Trust I and the AdvantaSeries notes issued by the Advanta Business Card Master Trust currently have fair values that are substantially lower than their face amounts. We may from time to time seek to purchase these outstanding securities in open market purchases, privately negotiated transactions or otherwise. The decision to invest in these securities will depend on prevailing market conditions, our liquidity position and other factors. The amounts involved in any transactions may be material.

At December 31, 2008, we had a $33.6 million receivable in other assets related to September 2008 redemption orders submitted to The Reserve Primary Fund and The Reserve U.S. Government Fund, two money market fund investments. Due to a large number of redemption requests, both funds received SEC orders suspending redemptions and postponing payment for shares that had already been submitted for redemption. Both funds made partial distributions to shareholders in the fourth quarter of 2008. We received $51.1 million of our redemption proceeds in connection with those distributions and an additional $26.0 million final distribution from The Reserve U.S. Government Fund in January 2009. As discussed further in the “Other Revenues” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the amount of proceeds we will receive from The Reserve Primary Fund redemption is uncertain and the receivable balance at December 31, 2008 is an estimate. The timing of our receipt of the remaining $7.6 million of estimated redemption proceeds from The Reserve Primary Fund is also uncertain and is subject to the orderly disposition of the fund’s securities and the resolution of pending and threatened claims that may affect the fund’s assets.

As shown on the statements of cash flows, our operating activities generated $262.9 million of cash for the year ended December 31, 2008 due primarily to excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables, partially offset by operating expenses, interest expense and costs of rewards programs. Our operating activities generated $449.6 million of cash for the year ended December 31, 2007 due to proceeds from receivables sold in the period in excess of the increase in receivables held for sale due to the timing of securitization transactions, and excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables, partially offset by operating expenses, interest expense and costs of rewards programs.

In December 2008, we announced that we elected not to participate in the Capital Purchase Program under the Treasury Department’s Troubled Asset Relief Program or the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Programs, which are government-sponsored relief programs for financial institutions. Management determined that there would be limited value to participating in those programs given the amounts available and our already strong capital and liquidity positions, and concluded that participating would not be in the best interests of our stockholders. We will continue to evaluate any additional programs that become available.

Our access to unsecured institutional debt is limited since Advanta Corp.’s debt rating is not investment grade. As a result, we have not accessed the unsecured institutional debt markets in recent years. During that period, we have maintained corporate ratings from Standard and Poor’s, Moody’s Investor Service and Fitch Ratings. In 2008 and early 2009, all three rating agencies either lowered their ratings on Advanta Corp. or changed their ratings outlook to negative. These changes have no immediate impact on our funding or funding plans, but would make it more expensive and more difficult to access the unsecured debt markets in future periods.

We have access to a diversity of other funding sources including unsecured retail debt, time deposits, savings deposits, secured institutional debt and borrowings from the Federal Reserve’s Discount Window. Prior to the deterioration in market conditions for asset-backed securities in 2008, we also used securitizations as a funding source. Off-balance sheet securitized receivables represent a significant portion of our funding at December 31, 2008. In February 2009, Standard and Poor’s and Moody’s Investor Service lowered the ratings of the AdvantaSeries notes issued by the Advanta Business Card Master Trust. These changes have no immediate impact on our funding or funding plans, but would make it more expensive and more difficult to access the securitization markets in future periods.

Our components of funding were as follows at December 31:

	2008		2007
($ in thousands)	Amount	%	Amount	%

Off-balance sheet securitized receivables(1)	$4,140,596	55%	$5,173,404	67%
Deposits	2,541,406	34	1,651,737	21
Debt	206,598	3	220,848	3
Other borrowings	50,000	0	25,000	0
Subordinated debt payable to preferred securities trust	103,093	1	103,093	1
Equity	507,361	7	585,781	8

Total	$7,549,054	100%	$7,759,863	100%

(1)	Excludes our ownership interest in the noteholder principal balance of securitizations that are held on-balance sheet.

Off-Balance Sheet Securitized Receivables

As shown in the components of funding table, off-balance sheet securitizations are a significant portion of our funding at December 31, 2008 and 2007. See “Off-Balance Sheet Arrangements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of off-balance sheet securitizations and their impact on our liquidity, capital resources and financial condition.

Deposits, Debt, Other Borrowings and Equity

We offer a variety of deposit products at Advanta Bank Corp. We also offer unsecured debt securities of Advanta Corp., in the form of RediReserve Variable Rate Certificates and Investment Notes, to retail investors through our retail investment note program. We change the interest rates we offer on deposits and debt securities frequently depending on market conditions and our funding needs.

In the year ended December 31, 2008, we chose to use deposit funding instead of off-balance sheet securitized receivables for certain funding needs due to unfavorable market conditions for asset-backed securities. In addition, we increased our level of deposit funding to generate additional liquidity in response to continued turmoil in the economy and capital markets and to fund higher levels of on-balance sheet assets resulting from securitizations in their accumulation periods. This additional liquidity was held in cash, federal funds sold, interest-bearing deposits and investments available for sale at December 31, 2008.

We had $95.7 million of owned business credit card receivables at a nonbank subsidiary at December 31, 2008. We have a $50.0 million secured borrowing agreement that uses these business credit card receivables as collateral. At December 31, 2008, $50.0 million was borrowed in connection with this agreement. This agreement will not be renewed when it expires in April 2009.

Our bank subsidiaries are eligible to borrow from the Federal Reserve’s Discount Window. Such borrowings would have a term of up to 90 days and would be secured by investments or receivables. We may choose to use Discount Window borrowings at Advanta Bank Corp. as an alternative short-term funding source in future periods.

In January 2009, we announced a decrease in the regular quarterly cash dividends on Class A and Class B Common Stock beginning with the dividends paid in the first quarter of 2009. As a result of this decrease, future quarterly dividends declared for Class A Common Stock will decrease to $0.0200 from $0.1771 per share and future quarterly dividends declared for Class B Common Stock will decrease to $0.0250 from $0.2125 per share.

Litigation

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

Contractual Obligations

The following table summarizes our contractual cash obligations at December 31, 2008 by period.

		Payments Due by Period
		Less than
		or equal	1-3	3-5	After 5
($ in thousands)	Total	to 1 year	years	years	years	Other

Time deposits	$2,456,028	$1,426,433	$725,711	$303,884	$0	$0
Debt	206,598	103,125	42,794	30,618	30,061	0
Other borrowings	50,000	50,000	0	0	0	0
Subordinated debt payable to preferred securities trust	103,093	0	0	0	103,093	0
Operating leases	14,235	6,433	5,589	1,086	1,127	0
Purchase obligations	51,244	24,614	23,714	1,458	1,458	0
Liability for unrecognized tax benefits	38,659	961	0	0	0	37,698
Supplemental executive insurance program obligations	1,789	0	0	295	1,494	0
Supplemental executive retirement plan obligations	4,049	6	24	897	3,122	0

Total	$2,925,695	$1,611,572	$797,832	$338,238	$140,355	$37,698

We expect to fund commitments related to other borrowings, operating leases, purchase obligations, unrecognized tax benefits, supplemental executive insurance program obligations and supplemental executive retirement plan obligations with some combination of existing liquidity and sources of operating cash flows. Sources of operating cash flows include excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables. Uses of cash in operations include funding of receivables, operating expenses, interest expense and costs of rewards programs. Management expects to fund our deposit and debt obligations with existing liquidity or replacement deposits or debt and expects the average cost of funds on replacement deposit funding to be lower than the average rates at December 31, 2008 based on current market interest rates. The subordinated debt payable to preferred securities trust is not due until 2026. We estimate that approximately $961 thousand of the liability for unrecognized tax benefits in the table above may be payable in the year ending December 31, 2009. We are unable to reasonably estimate the amount or timing of payments for the remainder of the liability since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, and we included those amounts in the other category in the table above. Payments related to supplemental executive retirement plan obligations and supplemental executive insurance program obligations in the table above represent the present value of vested future benefits payable and are based on service rendered through December 31, 2008.

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

We have a contract with a third party to perform certain administrative functions associated with the servicing of our business credit card portfolio. The five-year agreement is effective until December 31, 2011 and we are obligated to pay the greater of $7 million or 80% of the fees paid in the previous year on an annual basis. We can terminate the contract without penalty at our discretion as of December 31, 2009. If the contract had been terminated on December 31, 2008, the liquidated damages upon termination would have been approximately $5.5 million plus any costs incurred for programming in order to convert to a new third party service provider.

In addition to these obligations, our business credit card customers had unused lines of credit of $11.5 billion at December 31, 2008. Total lines of credit on our customers’ business credit cards were $16.6 billion at December 31, 2008. We believe that our customers’ utilization of their lines of credit will continue to be substantially less than the total credit line, as has been our experience to date. We can increase or decrease our customers’ credit lines at our discretion at any time, including decreasing credit lines to amounts currently outstanding. In addition, at our discretion, we can close accounts to new transactions other than payments of outstanding balances. To the extent that we provide additional extensions of credit to our customers, we expect to fund the receivables with the various components of funding described above.

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

Advanta Bank Corp. paid $20 million in cash dividends to Advanta Corp. in the year ended December 31, 2008, $95 million in 2007 and $75 million in 2006. At December 31, 2008, Advanta Bank Corp.’s combined total capital ratio (combined Tier I and Tier II capital to risk-weighted assets) was 38.40% as compared to 22.66% at December 31, 2007. At both dates, Advanta Bank Corp. had capital in excess of levels a bank is required to maintain to be classified as well-capitalized under the regulatory framework for prompt corrective action.

Total stockholders’ equity of our banking and insurance subsidiaries was $415 million at December 31, 2008, of which $197 million was restricted. At January 1, 2009, $218 million of stockholders’ equity of our bank and insurance subsidiaries was available for payment of cash dividends in 2009 under applicable regulatory guidelines without prior regulatory approval. We also have an investment in a limited partnership, Fleet Credit Card Services, L.P., and estimated undistributed partnership earnings included in our retained earnings were $12.1 million at December 31, 2008.

Management believes that the restrictions, for bank, insurance and other subsidiaries and undistributed earnings of our limited partnership interest, will not have an adverse effect on Advanta Corp.’s ability to meet its cash obligations due to the current levels of liquidity and diversity of funding sources.

Valuation of Financial Instruments

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for all financial assets and liabilities and for nonfinancial assets and liabilities measured at fair value on a recurring basis. The statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement also establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value based on whether the inputs to those valuation techniques are observable or unobservable, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The initial adoption of SFAS No. 157 did not have a material impact on our financial position or results of operations. There are no material assets or liabilities recognized or disclosed at fair value for which we have not applied the provisions of SFAS No. 157. See Note 22 to the consolidated financial statements for further discussion of the fair value hierarchy and methods and assumptions used in estimating fair values of financial instruments at the reporting dates.

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

In January 2009, the FASB issued FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. This FSP amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to align it with the impairment guidance within SFAS No. 115 by removing from EITF 99-20 the requirement to place exclusive reliance on market participants’ assumptions about future cash flows when evaluating an asset for other-than-temporary impairment. Both standards will now require that assumptions about future cash flows consider reasonable management judgment about the probability that the holder of an asset will be unable to collect all amounts due. Our adoption of this statement for the annual reporting period ended December 31, 2008 did not have a material impact on our financial position or results of operations.

When available, we generally use quoted market prices to determine fair value and classify the financial instrument in Level 1. In cases where quoted market prices for similar financial instruments are available, we utilize these inputs for valuation techniques and classify the financial instrument in Level 2. We use pricing services for valuation of all investments available for sale except venture capital investments. Fair values for retained interests in securitizations are based on estimates using discounted cash flows, if quoted market prices are not available. Quoted market prices were not available for retained interests in securitizations at the reporting dates. Fair value estimates of retained interests in securitizations are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. Financial instruments for which unobservable inputs are significant to their fair value measurement are classified as Level 3 in the fair value hierarchy. Level 3 assets at December 31, 2008 include credit card asset-backed securities, certain mortgage and home equity line of credit-backed securities, retained interests in securitizations and venture capital equity investments. In the fourth quarter of 2008, bid-ask spreads on credit card asset-backed securities widened significantly as activity in the credit card asset-backed securities market decreased to historically low levels with few transactions, if any, and minimal new issuances. As a result, we transferred our credit card asset-backed securities from Level 2 to Level 3 classification in the fourth quarter of 2008.

We validated the prices obtained from our primary pricing service as of December 31, 2008 for credit card asset-backed securities and mortgage and home equity line of credit-backed securities classified as Level 3. For our mortgage and home equity line of credit-backed securities classified as Level 3, we obtained a second price from an alternate pricing service, or from one or more brokers if the alternate pricing service did not provide a price for a given security. If the alternate pricing service did not provide a price for a given security and more than one broker price was obtained for that security, the average of the broker prices obtained was used to validate the price obtained from the pricing service. For our credit card asset-backed securities, we assessed the validity of the prices obtained from the pricing service by reference to prices paid for two of these securities that we purchased in December 2008. This assessment was largely consistent with a broker quote for several of the credit card asset-backed securities and deemed more representative of fair value than using other sources. Based on the results of these analyses, we concluded that the Level 3 valuations were reasonable estimates and no adjustments were made to the prices provided by the pricing service.

Our credit card asset-backed securities are classified as Level 3 assets at December 31, 2008. The credit card asset-backed securities were purchased in 2008 and are AdvantaSeries Class A notes issued in our securitizations. These assets had a fair value of $282 million at December 31, 2008 and they represented 29% of investments available for sale and 26% of total assets measured at fair value. Two of the credit card asset-backed securities were in a loss position at December 31, 2008 and had been in a loss position since the third quarter of 2008. The $100 million par value of AdvantaSeries 2008-A1 notes had an unrealized loss of $1.6 million and the $150 million par value of AdvantaSeries 2008-A3 notes had an unrealized loss of $9.1 million. The unrealized losses were due primarily to the ongoing difficulties in the asset-backed securities market and turmoil in the capital markets. In February 2009, both of these securities’ ratings were downgraded by Standard and Poor’s from AAA negative watch to AA. The $150 million par value AdvantaSeries 2008-A3 note was also downgraded by Moody’s Investor Service from Aaa to Baa2 in February 2009. The unrealized losses on credit card asset-backed securities were not deemed to be other than temporary impairments at December 31, 2008 since based on the level of subordinate tranches and other credit enhancement amounts available for these securities, we expect to collect all amounts due according to the contractual terms. We also have the intent and ability to hold them for a period of time sufficient to allow for recovery in fair value, which may be maturity. Therefore, the unrealized losses were reported in other comprehensive income, net of income taxes, but did not impact reported earnings.

We had $17.4 million of mortgage and home equity line of credit-backed securities classified as Level 3 assets at December 31, 2008. Level 3 mortgage and home equity line of credit-backed securities represented 2% of investments available for sale and 2% of total assets measured at fair value as of December 31, 2008. Our Level 3 mortgage and home equity line of credit-backed securities are floating rate and are backed by subprime mortgage loans or subprime home equity loans. The gross unrealized losses on these securities were $10.4 million at December 31, 2008. The fair values of our investments in Level 3 mortgage and home equity line of credit-backed securities declined in the second half of 2007 and again in 2008 due to the difficulties in the subprime mortgage industry and turmoil in the economy and capital markets. At December 31, 2008, 53% of our investments in mortgage and home equity line of credit-backed securities at amortized cost were rated from AAA to AA by Standard & Poor’s and from Aaa to Aa2 by Moody’s Investor Service, or equivalent from other rating agencies, after taking into account the downgrade of eight of the investments by at least one rating agency in 2008. Eight investments, representing the remaining 47% of our investments in mortgage and home equity line of credit-backed securities at amortized cost and 70% of the gross unrealized loss, were rated from AA- to BB by Standard & Poor’s, from Aa3 to Baa2 by Moody’s Investor Service, or equivalent from other rating agencies at December 31, 2008. The unrealized losses on mortgage and home equity line of credit-backed securities were not deemed to be other than temporary impairments at December 31, 2008 since based on the issuing trusts’ payment histories and the amounts of credit enhancements in the form of subordinate tranches, overcollateralization amounts and in some cases insurance policies, we expect to receive the scheduled interest and principal payments according to the contractual terms on each of these securities. Our investments in mortgage and home equity line of credit-backed securities represent a small portion of our overall liquidity position and we have the intent and ability to retain these investments for a period of time sufficient to allow for recovery in fair value, which may be maturity. Therefore, the unrealized losses were reported in other comprehensive income, net of income taxes, but did not impact reported earnings.

Our retained interests in securitizations are classified as Level 3 assets at December 31, 2008. Retained interests in securitizations had a fair value of $125.6 million at December 31, 2008 and represented 11% of total assets measured at fair value. Changes in the fair value of retained interests in securitizations are classified as securitization income (loss) on the consolidated income statements. Due to the materiality of securitizations to our operating results, management considers securitization income (loss) to be one of our most critical accounting policies and estimates. See Note 2 to the consolidated financial statements for further discussion of securitization income (loss) accounting policies and estimates. Also see “Securitization Income (Loss)” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for discussion of unfavorable valuation adjustments to retained interests in securitizations for the year ended December 31, 2008. During the fourth quarter of 2008, the market for subordinated tranches of credit card asset-backed securities became more disrupted and inactive, reducing the number of observable market transactions available to us to benchmark appropriate risk-adjusted discount rate assumptions for our retained interest valuations. We evaluated the available market data including published credit card spread data, published spread data on other similarly rated debt and structured instruments, and indicative spread data from brokers. Since the market was inactive, the risk-adjusted discount rates were determined by weighing all of the data collected based on our determination of which data sources were more representative of market at the reporting date.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information called for by this Item is incorporated by reference to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability Management.”

Item 8.	Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advanta Corp.:

We have audited Advanta Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 12, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Philadelphia, Pennsylvania
March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advanta Corp.:

We have audited the accompanying consolidated balance sheets of Advanta Corp. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Philadelphia, Pennsylvania
March 12, 2009

Advanta Corp. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(In thousands, except share amounts)	2008	2007

ASSETS
Cash	$31,716	$90,228
Federal funds sold	32,277	872,587
Interest-bearing deposits	1,595,138	0
Investments available for sale	977,245	223,500
Receivables, net:
Held for sale	0	275,679
Other	414,844	714,989

Total receivables, net	414,844	990,668
Accounts receivable from securitizations	301,118	349,581
Premises and equipment (at cost, less accumulated depreciation of $34,341 in 2008 and $28,444 in 2007)	16,762	16,893
Other assets	215,945	220,915

Total assets	$3,585,045	$2,764,372

LIABILITIES
Deposits	$2,541,406	$1,651,737
Debt	206,598	220,848
Other borrowings	50,000	25,000
Subordinated debt payable to preferred securities trust	103,093	103,093
Other liabilities	176,587	177,913

Total liabilities	3,077,684	2,178,591

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A preferred stock, $1,000 par value:
Authorized, issued and outstanding — 1,010 shares in 2008 and 2007	1,010	1,010
Class A voting common stock, $.01 par value:
Authorized — 200,000,000 shares; issued — 14,410,133 shares in 2008 and 2007	144	144
Class B non-voting common stock, $.01 par value:
Authorized — 200,000,000 shares; issued — 32,776,722 shares in 2008 and 29,618,641 shares in 2007	328	296
Additional paid-in capital	250,042	238,416
Unearned ESOP shares	(8,367)	(8,785)
Accumulated other comprehensive loss	(13,447)	(1,674)
Retained earnings	315,072	393,795
Treasury stock at cost, 1,563,736 Class B common shares in 2008 and 2007	(37,421)	(37,421)

Total stockholders’ equity	507,361	585,781

Total liabilities and stockholders’ equity	$3,585,045	$2,764,372

See accompanying notes to consolidated financial statements.

Advanta Corp. and Subsidiaries

Consolidated Income Statements

	Year Ended December 31,
(In thousands, except per share amounts)	2008	2007	2006

Interest income:
Receivables	$124,151	$137,219	$125,955
Investments	37,671	37,979	25,642
Other interest income	36,688	20,449	18,158

Total interest income	198,510	195,647	169,755
Interest expense:
Deposits	94,159	74,480	52,279
Debt and other borrowings	16,046	15,583	13,864
Subordinated debt payable to preferred securities trust	9,268	9,268	9,167

Total interest expense	119,473	99,331	75,310

Net interest income	79,037	96,316	94,445
Provision for credit losses	123,188	58,165	38,600

Net interest income (loss) after provision for credit losses	(44,151)	38,151	55,845
Noninterest revenues:
Securitization income (loss)	(18,930)	79,040	114,938
Servicing revenues	97,398	92,393	63,726
Other revenues, net	211,771	195,064	159,291

Total noninterest revenues	290,239	366,497	337,955

Operating expenses	312,219	288,968	256,812

Income (loss) from continuing operations before income taxes	(66,131)	115,680	136,988
Income tax expense (benefit)	(22,308)	44,652	52,740

Income (loss) from continuing operations	(43,823)	71,028	84,248
Gain on discontinuance of mortgage and leasing businesses, net of tax	0	1,022	738

Net income (loss)	$(43,823)	$72,050	$84,986

Basic income (loss) from continuing operations per common share
Class A	$(1.23)	$1.61	$2.01
Class B	(1.01)	1.78	2.12

Diluted income (loss) from continuing operations per common share
Class A	$(1.23)	$1.55	$1.88
Class B	(1.01)	1.64	1.92

Basic net income (loss) per common share
Class A	$(1.23)	$1.64	$2.02
Class B	(1.01)	1.81	2.14

Diluted net income (loss) per common share
Class A	$(1.23)	$1.57	$1.90
Class B	(1.01)	1.66	1.94

Basic weighted average common shares outstanding
Class A	13,387	13,337	13,287
Class B	27,151	27,679	27,096

Diluted weighted average common shares outstanding
Class A	13,387	13,337	13,287
Class B	27,151	30,664	30,795

See accompanying notes to consolidated financial statements.

Advanta Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

						Nonvested	Accumulated
	Comprehensive	Class A	Class A	Class B	Additional	Shares	Other			Total
	Income	Preferred	Common	Common	Paid-In	& Unearned	Comprehensive	Retained	Treasury	Stockholders’
($ in thousands)	(Loss)	Stock	Stock	Stock	Capital	ESOP Shares	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2005		$1,010	$151	$329	$276,070	$(10,770)	$(678)	$298,472	$(49,147)	$515,437
Net income (loss)	$84,986							84,986		84,986
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of ($210)	390						390			390

Comprehensive income (loss)	$85,376

Preferred and common cash dividends declared								(23,645)		(23,645)
Exercise of stock options				13	10,495					10,508
Employee stock option expense					3,842					3,842
Nonemployee stock option expense					238					238
Excess tax benefits from stock-based compensation and ESOP					12,149					12,149
Issuance of nonvested shares				11	(11)					0
Amortization of nonvested shares					5,953					5,953
Forfeitures of nonvested shares				(2)	(358)					(360)
Reclassification of nonvested shares					(1,148)	1,148				0
Treasury stock acquired									(43,576)	(43,576)
ESOP shares committed to be released					821	418				1,239

Balance at December 31, 2006		$1,010	$151	$351	$308,051	$(9,204)	$(288)	$359,813	$(92,723)	$567,161
Effect of applying the provisions of FIN No. 48 (See Note 2)								(6,103)		(6,103)
Net income (loss)	$72,050							72,050		72,050
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $830	(1,542)						(1,542)			(1,542)
Actuarial gain (loss), net of tax benefit (expense) of ($84)	156						156			156

Comprehensive income (loss)	$70,664

Preferred and common cash dividends declared								(31,965)		(31,965)
Exercise of stock options				7	6,630					6,637
Stock option exchange program stock distribution									388	388
Employee stock option expense					5,448					5,448
Nonemployee stock option expense					(21)					(21)
Excess tax benefits from stock-based compensation and ESOP					5,743					5,743
Issuance of nonvested shares				3	(3)					0
Amortization of nonvested shares					4,834					4,834
Forfeitures of nonvested shares				(2)	(116)					(118)
Treasury stock acquired									(38,257)	(38,257)
Treasury stock retired			(7)	(63)	(93,101)				93,171	0
ESOP shares committed to be released					951	419				1,370

Balance at December 31, 2007		$1,010	$144	$296	$238,416	$(8,785)	$(1,674)	$393,795	$(37,421)	$585,781
Net income (loss)	$(43,823)							(43,823)		(43,823)
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $6,172	(11,462)						(11,462)			(11,462)
Actuarial gain (loss), net of tax benefit (expense) of $161	(299)						(299)			(299)
Currency translation adjustment	(12)						(12)			(12)

Comprehensive income (loss)	$(55,596)

Preferred and common cash dividends declared								(34,900)		(34,900)
Exercise of stock options					85					85
Employee stock option expense					5,437					5,437
Nonemployee stock option expense					(4)					(4)
Excess tax benefits from ESOP					341					341
Issuance of nonvested shares				34	(34)					0
Amortization of nonvested shares					5,729					5,729
Forfeitures of nonvested shares				(2)	(27)					(29)
ESOP shares committed to be released					99	418				517

Balance at December 31, 2008		$1,010	$144	$328	$250,042	$(8,367)	$(13,447)	$315,072	$(37,421)	$507,361

See accompanying notes to consolidated financial statements.

Advanta Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2008	2007	2006

OPERATING ACTIVITIES — CONTINUING OPERATIONS
Net income (loss)	$(43,823)	$72,050	$84,986
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on discontinuance of mortgage and leasing businesses, net of tax	0	(1,022)	(738)
Investment securities gains, net	(36,697)	(9,395)	(5,508)
Amortization of discount on investment securities	(2,265)	(300)	(113)
Depreciation and amortization	7,249	6,105	5,785
Impairment of assets	3,320	0	0
Stock-based compensation expense	11,133	10,143	9,673
Provision for credit losses	123,188	58,165	38,600
Provision for interest and fee losses	21,434	11,588	8,830
Change in deferred origination costs, net of deferred fees	15,685	4,859	(3,123)
Change in receivables held for sale	(292,346)	(1,099,207)	(2,254,249)
Proceeds from sale of receivables held for sale	318,025	1,391,984	2,160,674
Change in accounts receivable from securitizations	48,463	(15,095)	115,515
Excess tax benefits from stock-based compensation	0	(5,743)	(12,149)
Change in other assets and other liabilities	89,503	25,457	(16,494)

Net cash provided by operating activities	262,869	449,589	131,689

INVESTING ACTIVITIES — CONTINUING OPERATIONS
Change in federal funds sold and interest-bearing deposits	(754,828)	(323,745)	(192,452)
Purchase of investments available for sale	(2,160,238)	(1,109,222)	(768,031)
Proceeds from sales of investments available for sale	950,974	939,804	710,185
Proceeds from sales of other investments	37,659	6,199	2,440
Proceeds from maturing investments available for sale	655,595	144,219	83,818
Change in receivables not held for sale	139,838	(243,048)	(201,848)
Purchases of premises and equipment, net	(7,594)	(6,268)	(5,584)

Net cash used in investing activities	(1,138,594)	(592,061)	(371,472)

FINANCING ACTIVITIES — CONTINUING OPERATIONS
Change in demand and savings deposits	(8,300)	16,264	56,614
Proceeds from issuance of time deposits	3,029,746	809,961	735,309
Payments for maturing time deposits	(2,158,277)	(566,741)	(517,854)
Proceeds from issuance of debt	60,782	28,516	31,886
Payments on redemption of debt	(83,870)	(44,058)	(39,973)
Change in cash overdraft and other borrowings	13,291	7,805	16,222
Proceeds from exercise of stock options	85	6,637	10,508
Cash dividends paid	(34,900)	(31,965)	(23,645)
Excess tax benefits from stock-based compensation	0	5,743	12,149
Treasury stock acquired	0	(38,257)	(43,576)

Net cash provided by financing activities	818,557	193,905	237,640

Effect of foreign exchange rates on cash	(12)	0	0

DISCONTINUED OPERATIONS
Net cash (used in) provided by operating activities of discontinued operations	(1,332)	3,740	3,089

Net (decrease) increase in cash	(58,512)	55,173	946
Cash at beginning of year	90,228	35,055	34,109

Cash at end of year	$31,716	$90,228	$35,055

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts, unless otherwise noted)

In these notes to consolidated financial statements, “Advanta”, “we”, “us”, and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.

Note 1.	Nature of Operations, Current Operating Environment and Basis of Presentation

Our Advanta Business Cards segment is one of the nation’s largest credit card issuers (through Advanta Bank Corp.) in the small business market. Our exclusive focus on this market, as well as our size, experience in the small business market and commitment to developing meaningful product offerings and a high level of service tailored to the needs of small businesses, differentiate us from other credit card issuers. Founded in 1951, Advanta has long been an innovator in developing and introducing many of the marketing techniques that are common in the financial services industry today. We own two depository institutions, Advanta Bank Corp. and Advanta Bank. Advanta Business Cards is primarily funded and operated through Advanta Bank Corp., which offers a variety of deposit products, such as retail and large denomination certificates of deposits and money market savings accounts that are insured by the Federal Deposit Insurance Corporation. At December 31, 2008, we had 1.0 million business credit card accounts and had owned business credit card receivables of $506 million and securitized business credit card receivables of $4.5 billion. Certain administrative functions associated with the servicing of our business credit card accounts are performed by a single third party vendor.

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

The recent deterioration of the economic environment has negatively impacted our small business customers and has adversely affected our business results. Our delinquency and net charge-off trends have deteriorated throughout 2008 and those trends have continued into 2009. In addition, the economic crisis has impacted our access to funding and our liquidity decisions. Historically, we have funded our operations through a number of sources including securitizations, deposits at our bank subsidiaries and sales of unsecured debt securities. We have approximately $1.8 billion of securitizations that are expected to have noteholder payment dates in 2009, but we expect our replacement funding needs to be significantly less than that total since receivable balances are expected to decline in 2009 as result of reduced acquisition marketing efforts. The disruption in the credit and financial markets has negatively impacted the securitization markets, the value of certain of our investments, the value of our retained interests in securitizations and our ability to realize expected levels of return on certain of our assets. As further discussed in Note 6, the occurrence of certain events could result in the early amortization of our outstanding business credit card securitization transactions. If an early amortization occurred, it could have a negative impact on the value of certain of our assets and negatively affect our results of operations and financial condition. However, we have securitization structuring alternatives and other tools available to us to increase the trust’s cash-based revenues, if we choose to do so, that we believe will avoid an early amortization for the trust or any individual securitization.

In response to the current economic environment and conditions, we have reduced and expect to further reduce new account originations and we are developing strategies and programs designed to build value from our more profitable customers and to manage our exposure to our higher risk customers. We have reduced our exposure to certain of our customers and increased the yield earned on certain customers through pricing strategies we implemented. Through this challenging economic environment, we have increased our level of liquidity in response to continued turmoil in the economy and capital markets by increasing our level of deposit funding. We have access to other sources of liquidity as well, including the Federal Reserve Discount window.

We operate our business in a highly regulated environment and we are subject to oversight, regulation and examination by a number of state and federal regulatory agencies and authorities. We conduct our business credit card business through Advanta Bank Corp., a Utah chartered industrial bank that is subject to regulatory oversight

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and examination by both the FDIC and the Utah Department of Financial Institutions, both of which may seek to apply both existing and proposed laws and regulations and to impose changes, restrictions and limitations on our bank, including our business and business practices, that could adversely affect the manner in which we conduct our business, our results of operations and our financial condition. We have procedures to comply with local, state and federal laws, rules and regulations applicable to us. We cannot predict whether proposed changes to applicable laws, rules and regulations will be adopted and whether or how they will impact our future business operations.

As discussed above, we have plans to address the current operating environment. We believe that we have better positioned ourselves for the current operating environment by increasing our levels of cash and liquid assets throughout 2008 and maintaining strong capital levels. In addition, we intentionally acquired fewer new customers in 2008 and reduced certain promotional activities. In 2009, we intend to build value from our existing customer base, focusing strategically on customers that are more profitable for us. Our Board of Directors has approved a significant reduction in our dividend rate for both Class A and Class B Common Stock effective in the first quarter of 2009. We will also reduce our operating expenses in 2009 through further reductions in acquisition marketing efforts and reduced staffing levels more commensurate with our anticipated portfolio size and the anticipated scale of business activities.

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

Investments Available for Sale

Investments available for sale include securities that we sell from time to time to provide liquidity and in response to changes in the market. Debt and equity securities classified as available for sale are reported at fair value and unrealized gains and losses on these securities are reported in other comprehensive income, net of income taxes. See Note 22 for a description of the valuation techniques for investments available for sale. Declines in the fair values of investments available for sale below their cost that are deemed to be other than temporary, if any, are reflected in earnings as realized losses. In estimating other than temporary impairment losses, we consider (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition of the issuer, and (3) our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Interest and Fee Income on Receivables

We accrue interest income on the unpaid balance of receivables. Interest income includes late fees billed on business credit card receivables. Fee income is recognized when billed to the customer, with the exception of origination fees as discussed in “Origination Costs and Fees” below. We continue to bill and recognize interest and fees on accounts when they become 90 days past due, and an additional allowance for receivable losses is established for the additional billings estimated to be uncollectible through a provision for interest and fee losses. We discontinue the billing and recognition of interest and fees when the account is classified as fraudulent, bankrupt, deceased or hardship. Provisions for interest and fee losses are recorded as direct reductions to interest and fee income. The accrued interest and fee portion of charged-off receivables is charged against the allowance for receivable losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Securitization Income

Our securitization trust is a qualifying special-purpose entity as defined by Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125, and therefore, is not consolidated as part of Advanta’s consolidated financial statements. We sell business credit card receivables through securitizations with servicing retained. Also, during the revolving period of each securitization, we sell new receivables to the securitization trust to replenish the noteholders’ interest in securitized receivables that have been repaid by the business credit card customers. When we sell receivables to the securitization trust, we surrender control over the transferred assets and account for the transaction as a sale when we receive consideration other than beneficial interests in the transferred assets in exchange. We allocate the previous carrying amount of the securitized receivables between the assets sold and the retained interests based on their relative estimated fair values at the date of sale. We recognize securitization income at the time of a sale equal to the excess of the fair value of the assets obtained (principally cash) over the allocated cost of the assets sold and transaction costs. Fair value estimates used in the recognition of securitization income require assumptions of discount rates, payment rates, credit loss rates, and interest rates and yields.

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

Our retained interests in securitizations include cash collateral accounts, retained interest-only strips and subordinated trust assets. Subordinated trust assets represent an ownership interest in the securitized receivables that is subordinated to the other noteholders’ interests. Retained interests in securitizations serve as credit enhancement to the noteholders’ interests in the securitized receivables. We account for retained interests in securitizations as trading securities. These assets are carried at estimated fair value and the resulting unrealized gain or loss from the valuation is included in securitization income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2007, we had Class B common shares of Visa Inc. and MasterCard Incorporated that had zero cost basis and no book value. Other revenues include realized gains on the sale of Class B MasterCard Incorporated shares of $24.2 million in the year ended December 31, 2008, $6.2 million in 2007 and $2.4 million in 2006. Other revenues in the year ended December 31, 2008 also include a $13.4 million realized gain on the redemption of Visa Inc. shares. As of December 31, 2008, we had 497 thousand Class B common shares of Visa Inc. and no remaining shares of MasterCard Incorporated.

On February 20, 1998, we completed a transaction with Fleet Financial Group, Inc. (“Fleet”) to contribute substantially all of our consumer credit card receivables, subject to liabilities, to a newly formed entity controlled by Fleet that is now known as Fleet Credit Card Services, L.P. As of the consummation of the transaction on February 20, 1998, our ownership interest in the newly formed entity was 4.99%. Our ownership interest at December 31, 2008 and 2007 was approximately 1.3%. As a result of our May 28, 2004 agreement with Bank of America Corp. (“Bank of America”) and the combination of Bank of America’s and Fleet Credit Card Services, L.P.’s consumer credit card businesses, our partnership interest in Fleet Credit Card Services, L.P. represents an interest in the combined business. We account for our investment in Fleet Credit Card Services, L.P. using the cost method and recognize dividend distributions from net accumulated earnings as income. The partnership interest is included in other assets on the consolidated balance sheets and earnings on the partnership interest are included in other revenues on the consolidated income statements. We received distributions from the partnership of $2.2 million in the year ended December 31, 2008, $2.6 million in 2007 and $1.2 million in 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

SFAS No. 123(R), Share-Based Payment, addresses accounting for equity-based compensation arrangements, including employee stock options and nonvested shares, and requires entities to measure the cost of employee services received in exchange for awards of equity instruments at the grant date of the award using a fair value based method. We adopted SFAS No. 123(R) effective January 1, 2006 using the modified prospective method. Awards that are granted, modified, or settled after January 1, 2006 are measured and accounted for in accordance with SFAS No. 123(R) and expense is recognized for the unvested portion of awards that were granted prior to January 1, 2006 based upon the fair value determined at the grant date under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. We estimate the fair value of each stock option grant on the date of grant using the Black-Scholes-Merton option-pricing model. We recognize compensation expense on stock options and nonvested shares over the vesting period of the award.

Prior to our adoption of SFAS No. 123(R), we recognized the effect of nonvested share forfeitures as they occurred. Under SFAS No. 123(R), we are required to estimate forfeitures and to eliminate previously recognized compensation cost, net of related tax effects, for those nonvested shares as a cumulative effect of a change in accounting principle effective January 1, 2006. We determined that the compensation expense previously recognized in income as of December 31, 2005 related to outstanding nonvested shares that may forfeit prior to vesting was not material. Prior to our adoption of SFAS No. 123(R), we classified nonvested shares as a separate component of stockholders’ equity. In accordance with SFAS No. 123(R), on January 1, 2006, we reclassified nonvested shares to additional paid-in capital on the consolidated balance sheet.

We have elected the alternative transition method in Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). There were no amounts available to absorb tax deficiencies as of December 31, 2008 or December 31, 2007. We had an excess tax deficit from stock-based compensation of $272 thousand for the year ended December 31, 2008 that was recognized as income tax expense. Excess tax benefits from stock based compensation were $5.7 million for 2007 and $12.1 million for 2006.

Income Taxes

Our effective tax rate is based on expected income, statutory tax rates, current tax law, changes in uncertain tax positions and tax planning opportunities available to us in the various jurisdictions in which we operate. Management judgment is required in determining our effective tax rate and in evaluating our tax positions. Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method. Under this method, we determine the net deferred tax asset or liability based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and give current recognition to changes in tax rates and laws. Changes in tax laws, rates, regulations and policies, or the final determination of tax audits or examinations, could materially affect our tax estimates and are outside of our control. We evaluate the realizability of the deferred tax asset and recognize a valuation allowance if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax asset will not be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

realized. When evaluating the realizability of the deferred tax asset, we consider estimates of expected future taxable income, existing and projected book/tax differences, carryback and carryforward periods, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires management to forecast the business credit card market and the competitive and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if applicable, are included in income tax expense on the consolidated income statements.

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

We classify interest and penalties related to unrecognized tax benefits as income tax expense. The liability for unrecognized tax benefits, including accrued interest and penalties, is included in other liabilities on the consolidated balance sheets.

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

Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Net income (loss) available to common stockholders is computed by deducting preferred stock dividends from net income (loss). Diluted earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the sum of weighted average common shares outstanding plus dilutive common shares for the period. Potentially dilutive common shares include stock options and nonvested shares. Since the cash dividends declared on our Class B Common Stock were higher than the dividends declared on the Class A Common Stock, basic and diluted earnings (loss) per common share have been calculated using the “two-class” method. The two-class method is an earnings allocation formula that determines earnings (loss) per share for each class of common stock according to dividends declared and participation rights in undistributed earnings or losses. Both classes of our common stock share equally in undistributed earnings or losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Standards

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for all financial assets and liabilities and for nonfinancial assets and liabilities measured at fair value on a recurring basis. Under Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, we elected to defer the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement also establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The initial adoption of SFAS No. 157 did not have a material impact on our financial position or results of operations. There are no material assets or liabilities recognized or disclosed at fair value for which we have not applied the provisions of SFAS No. 157. See Note 22 for disclosures about assets and liabilities measured at fair value.

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

In June 2008, FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities under SFAS No. 128, Earnings Per Share, and should be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that we currently use to determine earnings per share for our Class A and Class B Common Stock according to dividends declared and participation rights in undistributed earnings. The nonvested shares of Class B Common Stock issued under our stock-based incentive plan are participating securities with nonforfeitable rights to dividends. Therefore, upon adoption of FSP No. EITF 03-6-1 effective January 1, 2009, our nonvested Class B Common Stock will be a third class of stock for purposes of earnings per share computations. This will result in lower proportionate income or loss allocations to our Class A and Class B Common Stock and will impact our reported earnings per Class A and Class B share. We will adjust all prior period earnings per share data presented to conform to the provisions of this FSP. The adoption of this FSP will not impact our financial position or net income.

In September 2008, the FASB issued exposure drafts of proposed amendments to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities. The amendments, if adopted, could result in certain off-balance sheet securitized receivables being consolidated on our balance sheets. It is not clear, however, when the amendments ultimately will be adopted by the FASB, what changes to the amendments could result from the comment process, how regulatory authorities will respond, or how our financial position or results of operations

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may be affected. The proposed amendments, as drafted, would be effective for Advanta on January 1, 2010. Management is monitoring these exposure drafts and will evaluate any potential impact of the final statements when they are available.

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

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This FSP was issued in advance of the finalization of other proposed amendments to SFAS No. 140 and FIN No. 46(R) and requires additional disclosures about transfers of financial assets and about an entity’s involvement with variable interest entities. Adoption of this FSP, effective for Advanta for the annual reporting period ended December 31, 2008, affects disclosures only and therefore has no impact on our financial position or results of operations.

In January 2009, the FASB issued FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. This FSP amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to align it with the impairment guidance within SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, by removing from EITF 99-20 the requirement to place exclusive reliance on market participants’ assumptions about future cash flows when evaluating an asset for other-than-temporary impairment. Both standards will now require that assumptions about future cash flows consider reasonable management judgment about the probability that the holder of an asset will be unable to collect all amounts due. Our adoption of this statement for the annual reporting period ended December 31, 2008 did not have a material impact on our financial position or results of operations.

Cash Flow Reporting

Cash paid for interest was $78.7 million for the year ended December 31, 2008, $60.5 million for 2007 and $40.5 million for 2006. In addition, interest expense includes interest credited directly to the accounts of deposit customers and retail note program investors of $35.3 million for the year ended December 31, 2008, $36.4 million for 2007 and $28.9 million for 2006.

Cash paid for taxes was $11.9 million for the year ended December 31, 2008, $27.5 million for 2007 and $21.0 million for 2006. Tax refunds received were $623 thousand for the year ended December 31, 2008, $1.1 million for 2007 and $10.0 million for 2006.

In the year ended December 31, 2008, notes issued in our AdvantaSeries 2008-A1 and AdvantaSeries 2008-A3 securitizations were purchased by one of our bank subsidiaries, which had the impact of reducing receivables held for sale and increasing investments available for sale by $250 million as of the date of purchase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Investments Available for Sale

Investments available for sale consisted of the following at December 31:

	2008				2007				2006
		Gross	Gross			Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasury and government agency securities	$312,112	$1,097	$0	$313,209	$18,416	$54	$(1)	$18,469	$21,098	$0	$(158)	$20,940
State and municipal securities	18,015	107	(1,058)	17,064	18,554	129	(32)	18,651	13,247	65	(70)	13,242
Commercial paper	8,796	3	0	8,799	0	0	0	0	6,944	0	(3)	6,941
Corporate bonds	0	0	0	0	7,525	0	(26)	7,499	8,488	0	(124)	8,364
Asset backed securities:
Credit card asset-backed securities(1)	291,919	387	(10,705)	281,601	0	0	0	0	0	0	0	0
Mortgage and home equity line of credit-backed securities	32,692	125	(10,350)	22,467	40,234	10	(2,904)	37,340	46,214	82	(100)	46,196
Equity securities(2)	8,245	0	(54)	8,191	8,066	0	(45)	8,021	10,118	0	(135)	9,983
Money market funds(3)	325,548	0	0	325,548	133,159	0	0	133,159	91,771	0	0	91,771
Other	367	0	(1)	366	361	0	0	361	40	0	0	40

Total investments available for sale	$997,694	$1,719	$(22,168)	$977,245	$226,315	$193	$(3,008)	$223,500	$197,920	$147	$(590)	$197,477

(1)	Amounts at December 31, 2008 represent AdvantaSeries Class A notes issued in our securitizations and purchased by one of our bank subsidiaries. Amortized cost includes $100 million of AdvantaSeries 2008-A1, $150 million of AdvantaSeries 2008-A3, $31 million of AdvantaSeries 2005-A5 and $11 million of AdvantaSeries 2006-A2.

(2)	Includes venture capital investments of $123 thousand at December 31, 2008, $413 thousand at December 31, 2007 and $1.0 million at December 31, 2006. The amount shown as amortized cost represents fair value for these investments.

(3)	Money market funds include investments in Blackrock Liquidity Funds TempFund of $95.1 million, Federated Prime Cash Obligations Fund of $94.1 million, Barclays Prime Money Market Fund of $76.5 million, and Dreyfus Cash Management Fund of $58.1 million at December 31, 2008.

Distributions from money market funds were $4.8 million in the year ended December 31, 2008, $3.2 million in 2007 and $1.0 million in 2006, and were included in interest income on the consolidated income statements.

Maturities of investments available for sale at December 31, 2008 were as follows:

	Amortized	Fair
	Cost	Value

Due in 1 year	$317,734	$318,798
Due after 1 but within 5 years	3,504	3,540
Due after 5 but within 10 years	7,005	6,984
Due after 10 years	11,047	10,116

Subtotal	339,290	339,438
Asset-backed securities:
Credit card asset-backed securities	291,919	281,601
Mortgage and home equity line of credit-backed securities	32,692	22,467
Equity securities	8,245	8,191
Money market funds	325,548	325,548

Total investments available for sale	$997,694	$977,245

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net realized gains and losses on the sale of investments are included in other revenues on the consolidated income statements. Realized gains and losses on sales of investments available for sale were as follows for the years ended December 31:

	2008	2007	2006

Gross realized gains	$228	$2,027	$2,119
Gross realized losses	(1,042)	(696)	0

Net realized (losses) gains	$(814)	$1,331	$2,119

The fair value of investments available for sale in an unrealized loss position and the related unrealized losses were as follows:

	Less Than		12 Months
	12 Months in an		or Longer in an
	Unrealized Loss		Unrealized Loss
	Position		Position		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2008	Amount	Value	Amount	Value	Amount	Value

State and municipal securities	$(457)	$5,121	$(601)	$2,224	$(1,058)	$7,345
Credit card asset-backed securities	(10,705)	239,296	0	0	(10,705)	239,296
Mortgage and home equity line of credit-backed securities	(5)	964	(10,345)	17,401	(10,350)	18,365
Equity securities	(54)	7,846	0	0	(54)	7,846
Other	(1)	36	0	0	(1)	36

Total	$(11,222)	$253,263	$(10,946)	$19,625	$(22,168)	$272,888

	Less Than		12 Months
	12 Months in an		or Longer in an
	Unrealized Loss		Unrealized Loss
	Position		Position		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2007	Amount	Value	Amount	Value	Amount	Value

U.S. Treasury and government agency securities	$(1)	$1,300	$0	$0	$(1)	$1,300
State and municipal securities	(21)	4,188	(11)	1,094	(32)	5,282
Corporate bonds	0	0	(26)	7,499	(26)	7,499
Mortgage and home equity line of credit-backed securities	(2,797)	33,917	(107)	3,066	(2,904)	36,983
Equity securities	0	0	(45)	7,255	(45)	7,255

Total	$(2,819)	$39,405	$(189)	$18,914	$(3,008)	$58,319

There were no declines in the fair value of investments available for sale below their cost that were deemed to be other than temporary at December 31, 2008 or 2007. It is reasonably possible that we could conclude in future periods that the unrealized losses are other than temporary impairments if there is further deterioration in economic conditions impacting the collateral or the credit enhancement for certain of the securities or other changes in facts and circumstances that would impact our analysis.

At December 31, 2008, we had fifteen investments in state and municipal securities in a loss position. Substantially all of the securities are single family mortgage bonds issued by the Utah Housing Corporation. The amounts of unrealized losses per individual state and municipal security at December 31, 2008 were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three securities with a loss between $200 thousand and $300 thousand, two securities with a loss between $50 thousand and $100 thousand and ten securities with a loss less than $50 thousand. The unrealized losses on these securities resulted from decreases in interest rates and market conditions and not from deterioration in the creditworthiness of the issuers. The unrealized losses were not deemed to be other than temporary impairments based upon review of the current interest rate environment, the underlying credit rating of the issuers, anticipated volatility in the market, and our intent and ability to retain the investments for a period of time sufficient to allow for recovery in fair value, which may be maturity.

We had two credit card asset-backed securities that were in a loss position at December 31, 2008 and had been in a loss position since the third quarter of 2008. The $100 million par value of AdvantaSeries 2008-A1 notes had an unrealized loss of $1.6 million and the $150 million par value of AdvantaSeries 2008-A3 notes had an unrealized loss of $9.1 million. The unrealized losses were due primarily to the ongoing difficulties in the asset-backed securities market and turmoil in the capital markets. In February 2009, both of these securities’ ratings were downgraded by Standard and Poor’s from AAA negative watch to AA. The $150 million par value AdvantaSeries 2008-A3 note was also downgraded by Moody’s Investor Service from Aaa to Baa2 in February 2009. Based on the level of subordinate tranches and other credit enhancement amounts available for these securities, we expect to collect all amounts due according to the contractual terms. We also have the intent and ability to hold them for a period of time sufficient to allow for recovery in fair value, which may be maturity. Therefore, the unrealized losses on these investments were not deemed to be other than temporary impairments.

We had nineteen mortgage or home equity line of credit-backed securities that were in a loss position at December 31, 2008. The amounts of unrealized losses per individual mortgage or home equity line of credit-backed security at December 31, 2008 were as follows: three securities with a loss between $1.0 million and $1.6 million, seven securities with a loss between $500 thousand and $1.0 million, five securities with a loss between $100 thousand and $499 thousand and four securities with losses less than $100 thousand. Substantially all of the mortgage and home equity line of credit-backed securities in our investment portfolio are floating rate and backed by subprime mortgage loans or subprime home equity loans. The fair values of our investments in mortgage and home equity line of credit-backed securities declined in the second half of 2007 and again in 2008 due to the difficulties in the subprime mortgage industry and turmoil in the economy and capital markets. At December 31, 2008, 53% of our investments in mortgage and home equity line of credit-backed securities at amortized cost were rated from AAA to AA by Standard & Poor’s and from Aaa to Aa2 by Moody’s Investor Service, or equivalent from other rating agencies, after taking into account the downgrade of eight of the investments by at least one rating agency in 2008. Eight investments, representing the remaining 47% of our investments in mortgage and home equity line of credit-backed securities at amortized cost and 70% of the gross unrealized loss, were rated from AA- to BB by Standard & Poor’s, from Aa3 to Baa2 by Moody’s Investor Service, or equivalent from other rating agencies at December 31, 2008. Based on the issuing trusts’ payment histories and the amounts of credit enhancements in the form of subordinate tranches, overcollateralization amounts and in some cases insurance policies, we expect to receive the scheduled interest and principal payments according to the contractual terms on each of these securities. Our investments in mortgage and home equity line of credit-backed securities represent a small portion of our overall liquidity position and we have the intent and ability to retain these investments for a period of time sufficient to allow for recovery in fair value, which may be maturity. Based on these factors, the unrealized losses on these investments were not deemed to be other than temporary impairments.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements or held by a trustee for the benefit of primary insurance carriers was $6.4 million at December 31, 2008 and $6.3 million at December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Receivables

Receivables on the balance sheet, including those held for sale, consisted of the following at December 31:

	2008	2007

Business credit card receivables	$505,578	$1,031,607
Other receivables	8,583	7,330

Gross receivables	514,161	1,038,937

Add: Deferred origination costs, net of deferred fees	4,586	20,271
Less: Allowance for receivable losses
Business credit cards	(102,700)	(67,368)
Other receivables	(1,203)	(1,172)

Total allowance for receivable losses	(103,903)	(68,540)

Receivables, net	$414,844	$990,668

Our business credit card customers had unused lines of credit of $11.5 billion at December 31, 2008 and $13.7 billion at December 31, 2007. Lines of credit on our customers’ business purpose credit cards totaled $16.6 billion at December 31, 2008 and $20.1 billion at December 31, 2007. We believe that our customers’ utilization of their lines of credit will continue to be substantially less than the total credit line, as has been our experience to date. We can increase or decrease our customers’ credit lines at our discretion at any time, including decreasing credit lines to amounts currently outstanding. In addition, at our discretion, we can close accounts to new transactions other than payments of outstanding balances.

See Note 6 for information on geographic and industry concentrations for owned business credit card receivables. Also see Note 6 for statistical information on owned receivables 30 days or more delinquent, 90 days or more delinquent, on nonaccrual status, accruing receivables past due 90 days or more, and net principal charge-offs.

We had borrowings collateralized by business credit card receivables of $50 million at December 31, 2008 and $25 million at December 31, 2007. See Note 9.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Allowance For Receivable Losses

The following table displays five years of allowance history for the years ended December 31:

	2008	2007	2006	2005	2004

Balance at January 1	$68,540	$50,926	$45,589	$50,478	$48,454
Provision for credit losses	123,188	58,165	38,600	40,297	42,368
Provision for interest and fee losses	21,434	11,588	8,830	9,270	9,714
Gross principal charge-offs:
Business credit cards	(91,160)	(45,374)	(36,777)	(48,552)	(42,991)
Other receivables	(4)	(3)	(5)	(5)	(11)

Total gross principal charge-offs	(91,164)	(45,377)	(36,782)	(48,557)	(43,002)

Principal recoveries:
Business credit cards	2,104	3,785	3,002	3,687	3,055
Other receivables	0	0	0	0	4

Total principal recoveries	2,104	3,785	3,002	3,687	3,059

Net principal charge-offs	(89,060)	(41,592)	(33,780)	(44,870)	(39,943)

Interest and fee charge-offs:
Business credit cards	(20,199)	(10,547)	(8,313)	(9,586)	(10,115)

Balance at December 31	$103,903	$68,540	$50,926	$45,589	$50,478

Note 6.	Securitization Activities

We sell business credit card receivables through securitizations accounted for as sales under GAAP. We continue to own and service the accounts that generate the securitized receivables. Off-balance sheet securitized receivables represent a significant portion of our funding at December 31, 2008. We use one securitization trust for all of our securitizations. The securitization trust was created to hold the collateral (the business credit card receivables) and issue notes primarily to institutional investors. The securitization trust, Advanta Business Card Master Trust, is a qualified special purpose entity, has no equity and is financed through notes issued primarily to institutional investors, our subordinated trust assets and our seller’s interest. Only principal receivables are sold to noteholders. Accrued interest and fees on securitized receivables remain on-balance sheet and are classified as accounts receivable from securitizations on the consolidated balance sheets. Our seller’s interest is an undivided interest in the principal receivables in the trust and represents the amount of receivables in the trust not allocated to investors. The seller’s interest does not meet the criteria for sale accounting in SFAS No. 140 and is classified as receivables on the consolidated balance sheets. Seller’s interest balances were $377 million at December 31, 2008 and $804 million at December 31, 2007. The seller’s interest does not provide credit enhancement to the securitized receivables. The size of the trust is unlimited. We had securitized business credit card receivables of $4.5 billion at December 31, 2008 and $5.3 billion at December 31, 2007.

We generally retain an interest in securitized receivables in the form of subordinated trust assets, cash collateral accounts and retained interest-only strips, each of which serve as credit enhancement to the noteholders’ interests in the securitized receivables. In accordance with regulatory guidance, our retained interests in securitizations and our accrued interest and fees on securitized receivables are treated as a subordinated retained interest for regulatory capital purposes. The fair values of retained interests in securitizations are dependent upon the performance of the underlying securitized receivables, market-driven interest rates and market credit spreads. Therefore, we have a financial interest in and exposure to the performance of the securitized receivables. The exposure includes interest rate risk since securitization income fluctuates with yields on securitized receivables and interest rates earned by securitization noteholders. The exposure includes market risk since an increase in market credit spreads increases the rate used to discount projected cash flows and results in lower estimates of fair value of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retained interests in securitizations. Our retained interests in securitizations entitle us to the excess spread on the receivables, which represents income-related cash flows on securitized receivables (interest, interchange and fees) net of noteholders’ interest, servicing fees and credit losses. If the income-related cash flows on securitized receivables do not exceed the other components of the excess spread, the value of our retained interests will decline, potentially to zero.

Our recourse or credit risk in the off-balance sheet securitized receivables is limited to the value of our retained interests in securitizations. On a monthly basis, income-related cash flows on securitized receivables (interest, interchange and fees) are used to pay both interest to noteholders and servicing fees, and any excess cash flow serves as credit enhancement to cover credit losses in that month. We have not provided financial support to the securitization trust or to the noteholders and we have no liquidity arrangements, guarantees and/or other arrangements that could require us to provide such financial support. However, at our option, we may choose to provide financial support to the trust in order to increase the trust’s cash-based revenues. See further discussion below. There are no liquidity arrangements, guarantees and/or other commitments by third parties that would provide financial support to the trust.

The securitization agreements contain conditions that would trigger an early amortization. An early amortization would result in the end of the revolving period prior to the expected dates. In an early amortization, the noteholders are paid as payments are received from customers on the securitized receivables. If an early amortization occurred, it could have a negative impact on the value of certain of our assets and negatively affect our results of operations and financial condition. An early amortization for the AdvantaSeries securitizations would be triggered if the three-month average excess spread amount was not maintained at a level greater than $0. An early amortization would be triggered for the Series 1997-A securitization if the three-month average excess spread percentage was not maintained at a level greater than 0% for that securitization. The conditions to trigger an early amortization also include the failure to make payments under the terms of the agreement, the insolvency or other similar event of Advanta Bank Corp., or the failure to transfer receivables from additional accounts to the securitization trust within a specified time period if receivables in the securitization trust or seller’s interest balances fall below certain required minimums. At December 31, 2008, our three-month average excess spread percentage for the Series 1997-A securitization was 7.31%, and for the AdvantaSeries, our three-month average excess spread amount was $20.9 million. We expect excess spread levels to decline significantly in 2009. However, we have securitization structuring alternatives and other tools available to us to increase the trust’s cash-based revenues, if we choose to do so, that we believe will avoid an early amortization for the trust or any individual securitization. Also, we are under no obligation to fund new receivables on our balance sheet whether or not there is an early amortization. We can do so for the accounts we choose and to the degree we choose. Therefore, we do not expect an early amortization to cause a serious reduction of our strong levels of liquidity. Our expectation is that we would use our tools to prevent an early amortization unless we conclude that it is to our advantage not to do so. This could be the case if we believed that our overall liquidity and equity would be maximized by not preventing an early amortization. The securitization agreements do not have any provisions or conditions involving the debt ratings of Advanta Corp. or Advanta Bank Corp.

The disclosures below represent the aggregate data for our business credit card securitizations.

Accounts receivable from securitizations consisted of the following at December 31:

	2008	2007

Retained interests in securitizations	$125,601	$213,077
Accrued interest and fees on securitized receivables, net(1)	110,476	88,052
Amounts due from the securitization trust	65,041	48,452

Total accounts receivable from securitizations	$301,118	$349,581

(1)	Reduced by an estimate for uncollectible interest and fees of $31.0 million at December 31, 2008 and $17.3 million at December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents securitization data for the years ended December 31, and the key assumptions used in estimating the fair value of retained interests in securitizations at the time of each new securitization or replenishment if quoted market prices were not available.

	2008	2007	2006

Average securitized receivables	$5,017,607	$4,696,289	$3,337,888
Securitization income (loss)	(18,930)	79,040	114,938
Discount accretion	36,688	20,449	18,158
Interchange income	224,268	199,519	155,160
Servicing revenues	97,398	92,393	63,726
Proceeds from new securitizations(1)	318,025	1,391,984	2,160,674
Proceeds from collections reinvested in revolving-period securitizations	10,756,899	10,684,642	7,553,476
Cash flows received on retained interests	321,132	323,566	332,439
Key assumptions:
Discount rate	12.21%-43.96%	8.15%-15.28%	8.71%-10.43%
Monthly payment rate	18.79%-22.50%	19.28%-23.10%	21.29%-25.00%
Loss rate	6.20%-16.72%	3.70%- 7.13%	3.70%- 4.90%
Interest yield, net of interest earned by noteholders	8.79%-14.70%	7.29%- 8.79%	7.30%-9.95%

(1)	Amounts reported for the year ended December 31, 2008 exclude $250 million related to notes issued in our AdvantaSeries 2008-A1 and AdvantaSeries 2008-A3 securitizations that were purchased by one of our bank subsidiaries and are classified as investments available for sale on the consolidated balance sheet.

There were no purchases of delinquent receivables from the securitization trust in the three years ended December 31, 2008.

We used the following assumptions in measuring the fair value of retained interests in securitizations at December 31. The assumptions listed represent weighted averages of assumptions used for each securitization.

	2008	2007

Discount rate	39.63% - 43.96%	13.25% - 15.28%
Monthly payment rate	21.13% - 22.20%	19.34% - 20.46%
Loss rate	14.54% - 16.72%	6.20% - 7.13%
Interest yield, net of interest earned by noteholders	14.70%	8.79%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008	2007

Effect on estimated fair value of the following hypothetical changes in key assumptions:
Discount rate increased by 200 basis points	$(2,331)	$(3,644)
Discount rate increased by 400 basis points	(4,584)	(7,154)
Monthly payment rate at 90% of base assumption(1)(2)	(1,325)	(386)
Monthly payment rate at 80% of base assumption(1)(2)	(2,429)	(448)
Loss rate at 110% of base assumption(1)	(14,489)	(8,521)
Loss rate at 125% of base assumption(1)	(36,223)	(21,303)
Interest yield, net of interest earned by noteholders, decreased by 100 basis points(1)	(9,978)	(13,774)
Interest yield, net of interest earned by noteholders, decreased by 200 basis points(1)	(19,955)	(27,549)

(1)	The amounts reported represent the decrease in discounted cash flows (interest yield net of interest paid to noteholders, servicing fees and credit losses) that would result from the stated change in assumption. These amounts do not consider future interchange and other fee cash flows that are not modeled as part of the retained interest valuation and may be available to absorb the reported unfavorable variations in cash flows.
(2)	The sensitivity analysis at December 31, 2007 used stress rates of 115% and 130% of the base monthly payment rate assumption.

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

	2008	2007

Owned business credit card receivables	$505,578	$1,031,607
Securitized business credit card receivables	4,511,650	5,315,421

Total managed receivables	5,017,228	6,347,028

Receivables 30 days or more delinquent:
Owned	52,997	42,424
Securitized	425,271	229,808
Total managed	478,268	272,232
Receivables 90 days or more delinquent:
Owned	24,132	19,204
Securitized	188,424	105,577
Total managed	212,556	124,781
Nonaccrual receivables:
Owned	9,688	10,104
Securitized	85,277	59,131
Total managed	94,965	69,235
Accruing receivables past due 90 days or more:
Owned	22,166	17,213
Securitized	170,876	94,139
Total managed	193,042	111,352
Net principal charge-offs for the year ended December 31(1):
Owned	89,056	41,589
Securitized	449,964	178,173
Total managed	539,020	219,762

(1)	Net principal charge-offs for the year ended December 31, 2006 were $34 million on owned receivables and $116 million on securitized receivables, for a total of $150 million on managed receivables.

At December 31, 2008, approximately 16% of our owned and managed business credit card receivables were concentrated in the state of California and approximately 9% were concentrated in the state of Florida. This compares to U.S. Census population estimates of the U.S. population residing in these states of 12% for California and 6% for Florida. Approximately 15% of U.S. small businesses are domiciled in California and approximately 7% of U.S. small businesses are domiciled in Florida based on a 2008 Small Business Administration report of 2007 data. We had no other concentrations in a single state in excess of 9% of total owned or managed business credit card receivables.

At December 31, 2008, our owned and managed business credit card receivables included the following concentrations by Standard Industrial Classification industry division, based on the relative portion of the portfolio for which industry data is available: 23% nonprofessional services, 18% retail trade, 16% professional services and 13% construction. We had no other concentrations in industry divisions in excess of 10% of total owned or managed business credit card receivables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Other Assets And Liabilities

Other assets consisted of the following at December 31:

	2008	2007

Net deferred tax asset	$71,219	$38,147
Securities sold receivable	33,620	71
Investment in Fleet Credit Card Services, L.P.	32,095	32,095
Investment in preferred securities trust	3,093	3,093
Other	75,918	147,509

Total other assets	$215,945	$220,915

At December 31, 2008, we had a $33.6 million receivable in other assets related to September 2008 redemption orders submitted to The Reserve Primary Fund and The Reserve U.S. Government Fund, two money market fund investments. The net asset value of The Reserve Primary Fund declined below $1.00 per share on September 16, 2008, the day following our redemption request. Due to a large number of redemption requests, both funds received SEC orders suspending redemptions and postponing payment for shares that had already been submitted for redemption. Both funds made partial distributions to shareholders in the fourth quarter of 2008. We received $51.1 million of our redemption proceeds in connection with those distributions and an additional $26.0 million final distribution from The Reserve U.S. Government Fund in January 2009. The timing of our receipt of the remaining $7.6 million of estimated redemption proceeds from The Reserve Primary Fund is uncertain and is subject to the orderly disposition of the fund’s securities and the resolution of pending and threatened claims that may affect the fund’s assets. There is uncertainty as to whether The Reserve Primary Fund’s loss will be allocated to shareholders that redeemed on September 15, 2008 and there is also uncertainty as to the level of fund assets that will be used to satisfy ongoing costs and expenses, legal fees, and pending or threatened claims against the fund or the fund’s assets. Since our proceeds from the redemption may be less than the redemption price of $1.00 per share, we recorded an estimated loss on the redemption of $1.0 million in the year ended December 31, 2008.

Other liabilities consisted of the following at December 31:

	2008	2007

Liability for unrecognized tax benefits	$38,659	$39,495
Accounts payable and accrued expenses	31,781	31,563
Business rewards liability	30,563	29,768
Cash back rewards liability	23,174	9,590
Cash overdraft	12,284	23,993
Liabilities of discontinued operations	1,635	2,967
Current income taxes payable	681	2,464
Other	37,810	38,073

Total other liabilities	$176,587	$177,913

In July 2008, we commenced a reduction of workforce in connection with initiatives to outsource business processes within the areas of information technology, customer service, collections, and accounting and finance. Severance and related costs of $913 thousand were included in salaries and employee benefits expense of the Advanta Business Cards segment for the year ended December 31, 2008. Based on our current plans, we expect to incur approximately $2.5 million of additional expenses in the Advanta Business Cards segment related to severance and related costs as affected employees are notified. Payments made to employees were $495 thousand in the year ended December 31, 2008. The accrued severance and costs related to these initiatives were $418 thousand at December 31, 2008 and were included in other liabilities on the consolidated balance sheet. We expect this reduction of workforce to be substantially complete in the first quarter of 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2009, we announced plans to reduce our workforce by approximately 300 employees, or 35%, in order to reduce staffing to a level more commensurate with the portfolio size and scale of business activities that we anticipate for 2009. In connection with this reduction of workforce, we expect to incur expenses of approximately $10 million to $11 million related to severance and related costs. We expect this reduction of workforce to be substantially complete in the first quarter of 2009.

Note 8.	Deposits

Deposit accounts consisted of the following at December 31:

	2008	2007

Demand deposits	$6,832	$8,874
Money market savings	78,546	84,804
Time deposits of $100,000 or less	1,101,002	867,263
Time deposits of more than $100,000	1,355,026	690,796

Total deposits	$2,541,406	$1,651,737

All deposits are interest bearing except demand deposits. Time deposit maturities were as follows at December 31, 2008:

Year Ending December 31,
2009	$1,426,433
2010	525,998
2011	199,713
2012	27,614
2013	276,270

The average interest cost of our deposits was 4.56% for the year ended December 31, 2008, 5.10% for 2007 and 4.43% for 2006.

Note 9.	Debt and Other Borrowings

The composition of debt was as follows at December 31:

	2008	2007

RediReserve variable rate demand certificates (4.50%-4.65%)	$10,769	$10,396
91 day retail notes, fixed (5.35%-5.83%)	1,862	753
6 month retail notes, fixed (5.59%-6.30%)	4,479	3,029
12 month retail notes, fixed (5.35%-6.77%)	40,117	27,206
18 month retail notes, fixed (5.40%-7.00%)	6,620	5,725
24 month retail notes, fixed (5.40%-7.23%)	19,000	18,054
30 month retail notes, fixed (5.50%-7.47%)	4,929	4,961
36 month retail notes, fixed (4.40%-7.70%)	11,257	11,530
48 month retail notes, fixed (5.12%-7.93%)	8,558	11,314
60 month retail notes, fixed (5.59%-8.16%)	63,902	96,717
84 month retail notes, fixed (6.30%-8.62%)	6,167	5,669
120 month retail notes, fixed (6.77%-9.53%)	27,075	22,979
Other retail notes, fixed (5.12%-9.53%)	1,863	2,515

Total debt	$206,598	$220,848

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest rates shown in the table above represent the range of rates on debt outstanding at December 31, 2008.

The annual contractual maturities of debt were as follows at December 31, 2008:

Year Ending December 31,
2009	$103,125
2010	27,482
2011	15,312
2012	15,582
2013 and thereafter	45,097

The average interest cost of our debt was 6.30% for the year ended December 31, 2008, 6.90% for 2007 and 6.39% for 2006.

We had borrowings in connection with a $50.0 million secured borrowing agreement of $50.0 million at December 31, 2008 and $25.0 million at December 31, 2007. The borrowing agreement is committed through April 2009. Borrowings are collateralized by business credit card receivables at a nonbank subsidiary that totaled $95.7 million at December 31, 2008. The average interest cost of this borrowing was 8.96% for the year ended December 31, 2008 and 8.76% for 2007.

At December 31, 2008, Advanta Bank Corp. had uncommitted federal funds purchased facilities available with six correspondent banks totaling $247.0 million.

Note 10.	Subordinated Debt Payable to Preferred Securities Trust

We own 100% of a statutory business trust, Advanta Capital Trust I, that issued $100 million of trust preferred securities, representing preferred beneficial interests in the assets of the trust. We established the trust in 1996 as a financing vehicle and used the proceeds from the issuance for general corporate purposes. The assets of the trust consist of $103 million of 8.99% junior subordinated debentures issued by Advanta Corp., due December 17, 2026. The trust preferred securities are subject to mandatory redemption upon the optional prepayment by Advanta Corp. of the junior subordinated debentures at any time on or after December 17, 2006 at an amount per trust preferred security equal to 104.495% of the principal amount plus accrued and unpaid distributions. This amount declines ratably on each December 17 thereafter to 100% on December 17, 2016. Advanta Corp. provides a full and unconditional guarantee of payments of distributions and other amounts due on the trust preferred securities. Dividends on the trust preferred securities are cumulative and payable semi-annually in arrears at an annual rate of 8.99%, and are deferrable at our option for up to ten consecutive semi-annual periods, provided that no deferral may extend beyond December 17, 2026. We cannot pay dividends on our preferred or common stocks during deferments. There have been no deferments as of December 31, 2008. The trust has no operations or assets separate from its investment in the junior subordinated debentures.

In accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, as revised, the subsidiary trust that issued the trust preferred securities is not consolidated because our variable interest, the equity ownership of common shares, does not absorb a majority of the expected losses or receive a majority of the expected returns of Advanta Capital Trust I. The consolidated balance sheets include subordinated debt payable to preferred securities trust of $103 million and an equity investment in the trust of $3 million. The consolidated income statements include interest expense on subordinated debt payable to preferred securities trust of $9.3 million for the years ended December 31, 2008 and 2007 and $9.2 million for 2006. We have not provided financial or other support to Advanta Capital Trust I that we were not contractually obligated to provide.

Advanta Corp. provides a full and unconditional guarantee of payments of distributions and other amounts due on the trust preferred securities. At December 31, 2008, the maximum amount of the undiscounted future payments that Advanta Corp. could be required to make under this guarantee was $262 million, representing the amount of trust preferred securities outstanding of $100 million at December 31, 2008 and future dividends of approximately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$9 million per year through December 2026. This total also represents our maximum exposure resulting from our involvement with Advanta Capital Trust I. As discussed above, the carrying amount of liability on the consolidated balance sheets was $103 million at both reporting dates, which does not reflect amounts of interest expense that will be incurred in future periods. Advanta Capital Trust I has no other liquidity arrangements, guarantees and/or commitments by third parties.

The following is summarized financial information for Advanta Capital Trust I:

	December 31,
	2008	2007

Balance Sheet
Total assets	$103,453	$103,453
Total liabilities	360	360
Mandatorily redeemable preferred securities	100,000	100,000
Total common securityholder’s equity	3,093	3,093

	Year Ended December 31,
	2008	2007	2006

Income Statement
Interest income	$9,268	$9,268	$9,268
Expenses	0	0	0
Net income	$9,268	$9,268	$9,268

Note 11.	Commitments and Contingencies

Advanta Corp. is a member of Visa USA (“Visa USA”) and owns shares of Visa Inc. (“Visa”) Class B common stock. Our membership in Visa USA and our ownership interest in Visa are related primarily to our former consumer credit card business, which we exited in 1998. Visa completed its initial public offering in March 2008 and set aside $3 billion of the proceeds in a litigation escrow account to fund litigation judgments or settlements that have occurred or may occur related to specified litigation matters between Visa and third parties. In December 2008, Visa funded an additional $1.1 billion in the litigation escrow account. Advanta Corp. and its subsidiaries are not named as defendants in the specified litigation matters. However, to the extent Visa’s litigation escrow is not sufficient to satisfy the specified litigation matters, the members of Visa USA to varying extents may be required to fund certain losses incurred by Visa in connection with those matters due to member indemnification provisions within Visa USA’s bylaws. In 2007, we recorded a $12.0 million reserve associated with our contingent obligation to Visa USA related to the specified litigation matters between Visa and third parties. In 2008, we recorded a net decrease in Visa indemnification reserves of $6.1 million based on our proportionate share of the amounts funded by Visa in the litigation escrow account, net of additional contingent obligations related to Visa’s settlement with Discover Financial Services of an antitrust lawsuit that was one of the specified litigation matters subject to member indemnification provisions. The indemnification reserve for our contingent obligation to Visa USA was $5.9 million at December 31, 2008 and $12.0 million at December 31, 2007 and was classified in other liabilities on the consolidated balance sheets. Operating expenses include $6.1 million of net benefit for the year ended December 31, 2008 and $12.0 million of expense for 2007 related to our Visa indemnification obligation. Pretax income for the year ended December 31, 2008 includes a $13.4 million gain on the redemption of Visa shares in other revenues.

In the year ended December 31, 2008, we increased our rewards provision by $14.0 million, representing an estimate of additional rewards that may be paid related to certain cash back rewards programs associated with discussions with our regulators. After discussions with our regulators, we estimated the increase in rewards based on our analysis of activity in the applicable cash back rewards programs. The actual amount of additional rewards could change upon reaching a final understanding with our regulators.

In addition to the matters discussed above, Advanta Corp. and its subsidiaries are now and in the future may become subject to class action lawsuits and other litigation as well as legal, regulatory, administrative and other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Obligations under Guarantees

In the normal course of business, including discontinued operations, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell assets or services, finance our business and business transactions, establish alliances or other strategic business relationships, service assets (including for unaffiliated third parties), buy or lease real property and license intellectual property. The agreements we enter into in the normal course of business, including discontinued operations, generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay certain amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third party intellectual property rights or claims that performance of the agreement constitutes a violation of law. In addition to contractual indemnification provisions, we may be subject to indemnification obligations to third parties arising out of our investment in or other relationship with third parties, including our current or past membership in organizations or associations. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. Also, in connection with the securitization of receivables, we enter into agreements pursuant to which we agree to indemnify other parties to these transactions. The agreements contain standard representations and include warranties about the legal entities that are parties to the agreements and receivables that are securitized and include indemnification provisions under certain circumstances involving a breach of these representations or warranties. In connection with the securitization transactions we also include indemnifications that protect other parties to the transactions upon the occurrence of certain events, such as violations of securities laws and certain tax matters. With the exception of the Visa USA contingent indemnification obligation discussed above, contingencies triggering material indemnification obligations have not occurred historically and are not expected to occur. Maximum exposure to loss is not possible to estimate due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. The nature of the indemnification provisions in the various types of agreements and relationships described above are low risk and pervasive, and we consider them to have a remote risk of loss or payment. We had an indemnification reserve for our contingent obligation to Visa USA of $5.9 million at December 31, 2008 and $12.0 million at December 31, 2007. There are no other amounts on the consolidated balance sheets related to indemnifications.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We own 100% of a statutory business trust that issued $100 million of trust preferred securities, representing preferred beneficial interests in the assets of the trust. Advanta Corp. provides a full and unconditional guarantee of payments of distributions and other amounts due on the trust preferred securities. See Note 10 for further discussion.

See Note 21 for a discussion of parent guarantees of subsidiary obligations.

Commitments

We lease office space in several states under leases accounted for as operating leases. Total rent expense was $5.5 million for the year ended December 31, 2008, $5.7 million for 2007, and $5.4 million for 2006. Future minimum lease payments include rent and other related expenses. The future minimum lease payments of non-cancelable operating leases are as follows at December 31, 2008:

Year Ending December 31,
2009	$6,433
2010	4,951
2011	638
2012	538
2013	548
Thereafter	1,127

Note 12.	Capital Stock

Class A Preferred Stock is entitled to 1/2 vote per share and a noncumulative dividend of $140 per share per year, which must be paid prior to any dividend on the common stock. The redemption price of the Class A Preferred Stock is equivalent to its par value and redemption is only permitted upon approval of the Board of Directors of Advanta Corp.

Cash dividends per share of common stock declared were as follows for the years ended December 31:

	2008	2007	2006

Class A Common Stock	$0.7084	$0.6730	$0.5006
Class B Common Stock	0.8500	0.8075	0.6007

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We retired 651 thousand treasury shares of Class A Common Stock and 6.3 million treasury shares of Class B Common Stock in 2007.

In January 2009, we announced a decrease in the regular quarterly cash dividends on Class A and Class B Common Stock beginning with the dividends paid in the first quarter of 2009. As a result of this decrease, future quarterly dividends declared for Class A Common Stock will decrease to $0.0200 from $0.1771 per share and future quarterly dividends declared for Class B Common Stock will decrease to $0.0250 from $0.2125 per share.

Note 13.	Stock-Based Compensation and Benefit Plans

We have adopted a stock-based incentive plan designed to provide incentives to participating employees to remain in our employ and devote themselves to Advanta’s success. Our incentive plan authorizes an aggregate of 30.0 million shares of Advanta Corp. Class B Common Stock for the grant of stock options, awards of shares of stock or awards of stock appreciation rights to employees, directors and consultants. Shares available for future grant were 2.2 million at December 31, 2008 and 7.0 million at December 31, 2007.

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

The following table summarizes nonvested share activity for the years ended December 31:

	2008		2007		2006
		Weighted Average		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
(Shares in thousands)	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Outstanding at beginning of year	1,098	$19.35	1,238	$20.88	1,217	$5.71
Granted	3,338	7.81	297	17.78	1,073	24.30
Vested	(189)	23.71	(239)	24.22	(896)	5.79
Forfeited	(195)	12.98	(198)	20.67	(156)	12.75

Outstanding at end of year	4,052	$9.95	1,098	$19.35	1,238	$20.88

In connection with our management incentive program covering potential bonus awards for performance year 2010, we granted 565 thousand nonvested shares of Class B Common Stock to employees in February 2008 and 176 thousand nonvested shares of Class B Common Stock to officers in May 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The total fair value of nonvested shares that vested was $1.7 million for the year ended December 31, 2008, $7.5 million for 2007 and $22.8 million for 2006. As of December 31, 2008, there was $24.2 million of total unrecognized compensation expense related to outstanding nonvested shares and we expect to recognize the expense over a weighted average period of 2.4 years.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares were as follows for the years ended December 31:

	2008	2007	2006

Compensation expense	$5,700	$4,716	$5,593
Income tax benefit	1,946	1,820	2,153

Stock Options

Stock option activity in the years ended December 31 was as follows:

	2008		2007		2006
	Number of	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
(Shares in thousands)	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at beginning of year	7,782	$14.11	7,419	$10.88	7,479	$7.58
Granted	1,867	8.93	1,624	29.90	1,518	25.18
Exercised	(16)	5.42	(810)	10.22	(1,344)	7.83
Forfeited	(217)	23.06	(441)	25.02	(234)	15.69
Expired	(23)	14.13	(10)	17.03	0	0

Outstanding at end of year	9,393	$12.89	7,782	$14.11	7,419	$10.88

Options exercisable at end of year	5,978	$10.10	5,061	$7.80	4,904	$6.95

Weighted average fair value of options granted in the year	$1.92		$6.42		$6.66

The aggregate intrinsic value of stock options exercised was $42.6 thousand in the year ended December 31, 2008, $16.4 million in 2007 and $21.8 million in 2006. Stock options outstanding at December 31, 2008 had no aggregate intrinsic value and a weighted average remaining contractual life of 6.1 years. Stock options exercisable at December 31, 2008 had no aggregate intrinsic value and a weighted average remaining contractual life of 4.6 years.

All stock options outstanding in the three years ended December 31, 2008 were options to purchase Class B Common Stock. Our stock options generally vest over a four-year period and expire ten years after the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation expense, net of forfeitures, and related tax effects recognized in connection with employee stock options were as follows:

	2008	2007	2006

Compensation expense	$5,437	$5,448	$3,842
Income tax benefit	1,856	2,103	1,479

As of December 31, 2008, there was $9.4 million of total unrecognized compensation expense related to outstanding stock options and we expect to recognize the expense over a weighted average period of 1.9 years.

The assumptions listed in the table below represent weighted averages of the assumptions used to estimate the fair value for each option grant using the Black-Scholes-Merton option pricing model. The expected dividend yield is based on dividend rates at the date of grant. If applicable, expected dividend yield also includes the expected impact of announced and anticipated changes in dividend rates based upon management’s expectations of future performance. There were no anticipated changes in dividend rates assumed over the expected term of the options for options granted in 2008. The expected term of the options is estimated by reviewing historical data and considering the contractual life of the options and the vesting periods. Expected volatility is based on the historical volatility of our Class B Common Stock. The risk-free interest rate is based on the discount rate on a U.S. Treasury Note of a similar duration to the expected term of the options.

	2008	2007	2006

Expected term (in years)	5.3	5.6	5.3
Expected volatility	52.65%	33.66%	38.09%
Risk-free interest rate	2.97%	4.52%	4.95%
Expected dividend yield	9.84%	4.92%	4.24%

In the first quarter of 2001, we implemented a program whereby certain out-of-the-money options were exchanged for shares of Class B Common Stock. Shares granted in exchange for options were immediately vested but their distribution was deferred. Participants could elect to receive distributions of 25% of their shares on the first, second, third and fourth anniversaries of the program or to defer distributions of any installment of shares until the second through tenth anniversaries of the program. If a participant terminates employment with Advanta, any unpaid installments will be distributed on the tenth anniversary of the program. No shares were distributed in the years ended December 31, 2008 or 2006. We distributed 44 thousand shares in the year ended December 31, 2007. There were 64 thousand shares remaining to be distributed in connection with this program at December 31, 2008.

Employee Savings Plan

Our Employee Savings Plan is a defined contribution plan available to all of our employees who have reached age 21 with six months of service. It provides tax-deferred savings and investment opportunities, including the ability to invest in Advanta Corp. Class B Common Stock. The plan provides for discretionary employer contributions equal to a portion of the first 5% of an employee’s compensation contributed to the plan. The compensation expense for this plan totaled $2.0 million for the year ended December 31, 2008 and $1.9 million for each of the years ended 2007 and 2006. All shares of Advanta Corp. Class B Common Stock purchased by the plan in the three years ended December 31, 2008 were purchased on the open market.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan, which allows employees and directors to purchase Advanta Corp. Class B Common Stock at a 15% discount from the market price without paying brokerage fees. We report this 15% discount as compensation expense and we incurred expense of $84 thousand for the year ended December 31, 2008, $74 thousand for 2007 and $68 thousand for 2006. All shares of Advanta Corp. Class B Common Stock purchased by the plan in the three years ended December 31, 2008 were purchased on the open market.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Ownership Plan

On September 10, 1998, the Board of Directors authorized the formation of an Employee Stock Ownership Plan (“ESOP”), available to all of our employees who have reached age 21 with one year of service. In 1998, the ESOP borrowed approximately $12.6 million from Advanta Corp. and used the proceeds to purchase approximately 1.5 million shares of Class A Common Stock. The ESOP loan is repayable with an interest rate of 8% over 30 years. We make contributions to the ESOP equal to the ESOP’s debt service less dividends received on ESOP shares. As the ESOP makes each loan payment, an appropriate percentage of stock becomes available to be allocated to participants. At the time of the loan payment, shares are allocated to participants equal to the value of dividends on allocated shares used for loan payments. The remaining shares available for allocation are allocated to eligible employees’ accounts as of each year-end based on relative participant compensation. Unallocated shares are reported as unearned ESOP shares on the consolidated balance sheets. As shares of common stock acquired by the ESOP are committed to be released to each employee, we report compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. Dividends on unallocated ESOP shares are used to fund debt service of the ESOP. ESOP compensation expense was $282 thousand for the year ended December 31, 2008, $1.2 million for 2007 and $1.1 million for 2006. At December 31, 2008, there were 998 thousand unearned and unallocated ESOP shares with a fair value of $1.2 million. At December 31, 2007, there were 1.0 million unearned and unallocated ESOP shares with a fair value of $7.7 million.

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

Weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	SERP		SEIP
	2008	2007	2008	2007

Discount rate	6.12%	6.45%	6.15%	6.24%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net periodic benefit cost included in compensation expense and other amounts recognized in other comprehensive income were as follows for the years ended December 31:

	SERP			SEIP
	2008	2007	2006	2008	2007

Net periodic benefit cost:
Service cost	$908	$831	$769	$1,796	$1,088
Interest cost	162	90	64	129	23

Total net periodic benefit cost	$1,070	$921	$833	$1,925	$1,111

Other changes in benefit obligations recognized in other comprehensive income:
Actuarial loss (gain)	$396	$(240)	$0	$65	$0

Total recognized in other comprehensive income	$396	$(240)	$0	$65	$0

Total recognized in net periodic benefit cost and other comprehensive income	$1,466	$681	$833	$1,990	$1,111

The accumulated benefit obligation for the SERP is equal to the projected benefit obligation since the SERP uses a flat-benefit formula. The following is a reconciliation of the beginning and ending balances of the accumulated benefit obligations at December 31:

	SERP		SEIP
	2008	2007	2008	2007

Benefit obligation at beginning of year	$2,275	$1,594	$1,111	$0
Service cost	908	831	1,796	1,088
Interest cost	162	90	129	23
Actuarial loss (gain)	396	(240)	65	0

Benefit obligation at end of year	$3,741	$2,275	$3,101	$1,111

Amounts recognized in accumulated other comprehensive income at December 31 consist of:

	SERP		SEIP
	2008	2007	2008	2007

Actuarial loss (gain)	$156	$(240)	$65	$0

There were no amounts of actuarial loss on the SERP or the SEIP that are expected to be recognized as a component of net periodic benefit cost in 2009.

As of December 31, 2008, we expect to make SERP and post-retirement SEIP benefit payments in the next ten years as follows:

Year Ending December 31,	SERP	SEIP

2009	$6	$0
2010	10	0
2011	14	0
2012	272	121
2013	625	174
2014 through 2018	3,122	1,494

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Minimum Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, each as defined in the regulations. Management believes that our bank subsidiaries met all capital adequacy requirements to which they were subject as of December 31, 2008 and 2007.

As set forth in the table below, at December 31, 2008 and 2007, our bank subsidiaries had capital at levels a bank is required to maintain to be classified as “well-capitalized” under the regulatory framework for prompt corrective action. Advanta Bank’s operations are currently not material to our consolidated operating results.

			To Be Adequately		To Be Well-
			Capitalized Under		Capitalized Under
			Prompt Corrective		Prompt Corrective
	Actual		Action Provisions		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2008
Total Capital (to Risk-Weighted Assets)
Advanta Bank Corp.	$424,622	38.40%	$206,024	≥ 8.0%	$220,405	≥ 10.0%
Advanta Bank	14,715	137.25	858	≥ 8.0	1,072	≥ 10.0
Tier I Capital (to Risk-Weighted Assets)
Advanta Bank Corp.	$391,810	35.44%	$150,714	≥ 4.0%	$167,294	≥ 6.0%
Advanta Bank	14,581	136.00	429	≥ 4.0	643	≥ 6.0
Tier I Capital (to Average Assets)
Advanta Bank Corp.	$391,810	12.80%	$122,458	≥ 4.0%	$153,073	≥ 5.0%
Advanta Bank	14,581	32.36	1,800	≥ 4.0	2,253	≥ 5.0
December 31, 2007
Total Capital (to Risk-Weighted Assets)
Advanta Bank Corp.	$446,197	22.66%	$258,762	≥ 8.0%	$284,330	≥ 10.0%
Advanta Bank	15,437	97.12	1,272	≥ 8.0	1,590	≥ 10.0
Tier I Capital (to Risk-Weighted Assets)
Advanta Bank Corp.	$405,517	20.60%	$178,594	≥ 4.0%	$207,548	≥ 6.0%
Advanta Bank	15,266	96.04	635	≥ 4.0	953	≥ 6.0
Tier I Capital (to Average Assets)
Advanta Bank Corp.	$405,517	17.54%	$92,499	≥ 4.0%	$115,624	≥ 5.0%
Advanta Bank	15,266	38.96	1,960	≥ 4.0	1,960	≥ 5.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Restrictions on Dividends, Loans and Advances

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

Advanta Bank Corp. paid $20 million in cash dividends to Advanta Corp. in 2008 and $95 million in 2007. Advanta National Bank paid a dividend of $39.1 million and return of capital of $28 million to Advanta Corp. in 2007, after having received prior approval from the Office of the Comptroller of the Currency and prior to the conversion from a national bank to a Delaware state chartered bank effective May 3, 2007.

Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. At December 31, 2008, the insurance subsidiaries were in compliance with these rules and regulations. The insurance subsidiaries paid no dividends to Advanta Corp. in the three years ended December 31, 2008.

Total stockholders’ equity of our banking and insurance subsidiaries was $415 million at December 31, 2008 and $438 million at December 31, 2007. Of our total equity in these subsidiaries, $197 million was restricted at December 31, 2008 and $263 million was restricted at December 31, 2007. At January 1, 2009, $218 million of stockholders’ equity of our bank and insurance subsidiaries was available for payment of cash dividends in 2009 under applicable regulatory guidelines without prior regulatory approval. We have an investment in a limited partnership, Fleet Credit Card Services, L.P., and estimated undistributed partnership earnings included in our retained earnings were $12.1 million at December 31, 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles information about the Advanta Business Cards segment to the consolidated financial statements:

	Advanta
	Business
	Cards	Other(1)	Total

Year ended December 31, 2008
Interest income	$160,475	$38,035	$198,510
Interest expense	80,247	39,226	119,473
Noninterest revenues	275,020	15,219	290,239
Pretax income (loss) from continuing operations	(85,690)	19,559	(66,131)
Total assets at end of period	771,691	2,813,354	3,585,045
Capital expenditures	3,810	3,916	7,726
Stock-based compensation expense	11,133	0	11,133
Depreciation and amortization	965	6,284	7,249

Year ended December 31, 2007
Interest income	$157,255	$38,392	$195,647
Interest expense	54,922	44,409	99,331
Noninterest revenues	358,791	7,706	366,497
Pretax income (loss) from continuing operations	126,485	(10,805)	115,680
Total assets at end of period	1,518,810	1,245,562	2,764,372
Capital expenditures	108	6,239	6,347
Stock-based compensation expense	10,143	0	10,143
Depreciation and amortization	159	5,946	6,105

Year ended December 31, 2006
Interest income	$143,738	$26,017	$169,755
Interest expense	46,233	29,077	75,310
Noninterest revenues	332,924	5,031	337,955
Pretax income from continuing operations	135,587	1,401	136,988
Total assets at end of period	1,495,544	917,594	2,413,138
Capital expenditures	225	5,643	5,868
Stock-based compensation expense	9,673	0	9,673
Depreciation and amortization	145	5,640	5,785

(1)	Other includes investment and other activities not attributable to the Advanta Business Cards segment. In addition, noninterest revenues in the year ended December 31, 2008 include a $13.4 million gain on the redemption of Visa Inc. shares and pretax income includes the benefit of a $6.1 million net decrease in Visa indemnification reserves. Pretax loss in the year ended December 31, 2007 includes $12.0 million of expenses associated with a contingent obligation to indemnify Visa Inc. for certain litigation matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Other Revenues and Operating Expenses

Other revenues consisted of the following for the years ended December 31:

	2008	2007	2006

Interchange income	$264,401	$249,481	$203,369
Cash back rewards	(75,102)	(61,040)	(45,845)
Business rewards	(28,581)	(25,665)	(22,216)
Investment securities gains, net:
MasterCard Incorporated	24,251	6,199	2,440
Visa Inc.	13,408	0	0
The Reserve Primary Fund	(1,042)	0	0
Venture capital investments	(20)	1,169	1,409
Other investments	100	2,027	1,659

Investment securities gains, net	36,697	9,395	5,508
Balance transfer fees and cash usage fees	7,379	12,397	11,335
Other business credit card fees	3,695	4,705	3,545
Earnings on investment in Fleet Credit Card Services, L.P.	2,231	2,580	1,246
Other, net	1,051	3,211	2,349

Total other revenues, net	$211,771	$195,064	$159,291

In each reporting period, we evaluate our estimates of the percentage of earned rewards that customers will ultimately redeem and the costs of business rewards and adjust our estimates, if needed, based on historical experience, consideration of changes in portfolio composition and changes in the rewards programs, including redemption terms. Changes in estimates increased other revenues $1.1 million in the year ended December 31, 2008, $2.2 million in 2007 and $500 thousand in 2006.

Operating expenses consisted of the following for the years ended December 31:

	2008	2007	2006

Salaries and employee benefits	$113,448	$106,303	$96,371
External processing	38,818	28,457	25,072
Amortization of deferred origination costs, net	31,857	50,054	48,285
Marketing	31,088	15,609	23,193
Professional fees	24,854	15,603	11,907
Credit	16,513	5,233	5,140
Equipment	14,626	11,497	9,942
Occupancy	10,152	9,465	9,102
Fraud	6,840	7,742	3,093
Postage	6,328	5,946	4,830
Visa indemnification	(6,093)	11,984	0
Travel and entertainment	5,016	5,265	3,768
Insurance	4,942	3,195	3,628
Impairment of assets	3,320	0	0
Other	10,510	12,615	12,481

Total operating expenses	$312,219	$288,968	$256,812

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Income Taxes

Income tax expense (benefit) was as follows for the years ended December 31:

	2008	2007	2006

Income tax expense (benefit) attributable to:
Continuing operations	$(22,308)	$44,652	$52,740
Gain (loss), net, on discontinuance of mortgage and leasing businesses	0	643	462

Total income tax expense (benefit)	$(22,308)	$45,295	$53,202

Effective tax expense (benefit) rate	(33.7)%	38.6%	38.5%

Income tax expense (benefit) attributable to continuing operations consisted of the following components for the years ended December 31:

	2008	2007	2006

Current:
Federal	$4,112	$32,291	$21,794
State	319	5,331	5,861

Total current	4,431	37,622	27,655

Deferred:
Federal	(25,830)	7,435	25,281
State	(909)	(405)	(196)

Total deferred	(26,739)	7,030	25,085

Total income tax expense (benefit) attributable to continuing operations	$(22,308)	$44,652	$52,740

The reconciliation of the statutory federal income tax to income tax expense (benefit) attributable to continuing operations is as follows for the years ended December 31:

	2008	2007	2006

Statutory federal income tax	$(23,146)	$40,488	$47,946
State income taxes, net of federal income tax benefit	(601)	3,302	3,641
Nondeductible expenses	807	684	945
Compensation limitation	242	397	201
Other	390	(219)	7

Income tax expense (benefit) attributable to continuing operations	$(22,308)	$44,652	$52,740

We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities and currently enacted tax laws. The net deferred tax asset was comprised of the following at December 31:

	2008	2007

Deferred tax assets	$90,373	$62,351
Deferred tax liabilities	(19,154)	(24,204)

Net deferred tax asset	$71,219	$38,147

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net deferred tax asset were as follows at December 31:

	2008	2007

Securitization income	$21,590	$3,393
Rewards programs	18,796	13,775
Deferred revenue	(14,519)	(15,138)
Federal tax benefit of state tax positions	10,982	11,028
Incentive and deferred compensation	8,388	6,169
Unrealized investment losses	7,157	985
Receivable losses	6,892	8,506
Visa indemnification	2,062	4,194
Deferred origination costs, net of deferred fees	(1,652)	(7,167)
Capital loss carryforwards	0	4,248
Other	11,523	8,154

Net deferred tax asset	$71,219	$38,147

When evaluating the realizability of the deferred tax asset, we considered the impact of the current economic environment on 2008 results and the expectation for recovery during the forecast horizon, our taxable income for 2008 as a result of an increase in book/tax timing differences, the composition of our deferred tax asset which is comprised of book/tax timing differences that are not expected to expire, and our expectation that Advanta will generate sufficient taxable income in future years and concluded that it was more likely than not that the deferred tax asset would be realized. Therefore, no valuation allowance was provided at December 31, 2008.

We adopted the provisions of FIN No. 48 effective January 1, 2007, and as a result, recorded a $6.1 million reduction to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, excluding accrued interest and penalties, is as follows:

	2008	2007

Balance at January 1	$17,732	$16,409
Additions based on tax positions related to the current year	714	1,517
Additions for tax positions of prior years	104	490
Reductions for tax positions of prior years	(1,989)	(684)
Settlements	(455)	0

Balance at December 31	$16,106	$17,732

Unrecognized tax benefits as of December 31, 2008, excluding accrued interest and penalties, were $16.1 million, of which $10.5 million, if recognized, would favorably affect our effective tax rate. The remaining $5.6 million represents the federal tax benefits of unrecognized state tax benefits that were recognized as a deferred tax asset.

For the year ended December 31, 2008, income tax benefit included interest of $1.5 million and a reduction in penalties of $566 thousand. At December 31, 2008, the liability for unrecognized tax benefits included $15.3 million accrued for the potential payment of interest and $7.3 million accrued for the potential payment of penalties. Of the $22.6 million total of accrued interest and penalties included in the liability for unrecognized tax benefits at December 31, 2008, $17.2 million would favorably affect our effective tax rate to the extent the interest and penalties were not assessed. The remaining $5.4 million represents the federal tax benefits on accrued interest that were recognized as a deferred tax asset.

Unrecognized tax benefits as of December 31, 2007, excluding accrued interest and penalties, were $17.7 million, of which $11.5 million, if recognized, would favorably affect our effective tax rate. The remaining $6.2 million represents the federal tax benefits of unrecognized state tax benefits that were recognized as a deferred tax asset. For

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the year ended December 31, 2007, income tax expense included interest of $2.0 million and penalties of $722 thousand. At December 31, 2007, the liability for unrecognized tax benefits included $13.8 million accrued for the potential payment of interest and $7.8 million accrued for the potential payment of penalties. Of the $21.6 million total of accrued interest and penalties included in the liability for unrecognized tax benefits at December 31, 2007, $16.8 million would favorably affect our effective tax rate to the extent the interest and penalties were not assessed. The remaining $4.8 million represents the federal tax benefits on accrued interest that were recognized as a deferred tax asset.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As of December 31, 2008, we are subject to U.S. federal income tax examinations for the tax years 2005 through 2008, and, with few exceptions, subject to state income tax examinations for the tax years 1992 through 2008. The liability for unrecognized tax benefits at December 31, 2008 included up to $3.2 million related to tax positions for which it is reasonably possible that the total amounts could significantly change in the twelve months ending December 31, 2009. This amount represents a potential decrease in unrecognized tax benefits related to state tax settlements that may occur in that period. As of December 31, 2007 we believed that the liability for unrecognized tax benefits included approximately $1.8 million related to state tax positions for which it was reasonably possible that the amounts could significantly decrease in the twelve months ending December 31, 2008. During the year ended December 31, 2008 the liability for unrecognized tax benefits actually decreased by $3.5 million, of which $1.6 represented interest and penalties.

We have an ownership interest in Fleet Credit Card Services, L.P. related to our exit from the consumer card business in 1998. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. was not subject to income tax. As of December 31, 2008, the cumulative gain on transfer of consumer credit card business and our deficit capital account in Fleet Credit Card Services, L.P. on a tax basis for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.

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

On January 23, 2001, we decided to cease originating leases. Our leasing business, Advanta Leasing Services, offered flexible lease financing programs on small-ticket equipment to small businesses. The primary products financed included office machinery, security systems and computers. We continued to service the existing lease portfolio during its wind down period. We had no lease receivables outstanding in 2008 or 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the gain on discontinuance of our mortgage and leasing businesses for the years ended December 31 were as follows:

	Advanta Mortgage			Advanta Leasing Services
	2008	2007	2006	2008	2007	2006

Pretax gain on discontinuance of mortgage and leasing business	$0	$800	$500	$0	$865	$700
Income tax expense	0	(309)	(193)	0	(334)	(269)

Gain on discontinuance of mortgage and leasing business, net of tax	$0	$491	$307	$0	$531	$431

The gain on discontinuance of the mortgage business in 2007 and 2006 represents a change in our estimates of the future costs of mortgage business-related contingent liabilities based on developments in litigation or disputes related to our former mortgage programs, insurance reimbursements related to past or future costs, or cash flows related to a former mortgage insurance product. The gain on discontinuance of the leasing business in 2007 and 2006 represents a change in estimated operating results of the leasing segment over the wind down period, including credit and residual realization performance, sales tax assessments or refunds, insurance reimbursements and operating expenses.

The gain on discontinuance of the mortgage business for the years ended December 31, 2007 and December 31, 2006, net of tax, per basic and diluted common share, was $0.01 for both Class A and Class B shares for each year. The gain on discontinuance of the leasing business for the years ended December 31, 2007 and December 31, 2006, net of tax, per basic and diluted common share, was $0.01 for Class A and Class B shares for each year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Calculation of Earnings (Loss) Per Share

The following table shows the calculation of basic earnings (loss) per common share and diluted earnings (loss) per common share for the years ended December 31:

	2008	2007	2006

Income (loss) from continuing operations	$(43,823)	$71,028	$84,248
Less: Preferred A dividends	(141)	(141)	(141)

Income (loss) from continuing operations allocable to common stockholders	(43,964)	70,887	84,107
Gain on discontinuance of mortgage and leasing businesses, net of tax	0	1,022	738

Net income (loss) allocable to common stockholders	(43,964)	71,909	84,845
Less: Class A dividends declared	(9,483)	(8,799)	(6,712)
Less: Class B dividends declared	(25,276)	(23,025)	(16,792)

Undistributed net income (loss)	$(78,723)	$40,085	$61,341

Basic income (loss) from continuing operations per common share
Class A	$(1.23)	$1.61	$2.01
Class B	(1.01)	1.78	2.12
Combined(1)	(1.08)	1.73	2.08

Diluted income (loss) from continuing operations per common share
Class A	$(1.23)	$1.55	$1.88
Class B	(1.01)	1.64	1.92
Combined(1)	(1.08)	1.61	1.91

Basic net income (loss) per common share
Class A	$(1.23)	$1.64	$2.02
Class B	(1.01)	1.81	2.14
Combined(1)	(1.08)	1.75	2.10

Diluted net income (loss) per common share
Class A	$(1.23)	$1.57	$1.90
Class B	(1.01)	1.66	1.94
Combined(1)	(1.08)	1.63	1.92

Basic weighted average common shares outstanding
Class A	13,387	13,337	13,287
Class B	27,151	27,679	27,096
Combined	40,538	41,016	40,383

Dilutive effect of
Options Class B	0	2,659	3,230
Nonvested shares Class B	0	326	469

Diluted weighted average common shares outstanding
Class A	13,387	13,337	13,287
Class B	27,151	30,664	30,795
Combined	40,538	44,001	44,082

Antidilutive shares
Options Class B	8,906	1,876	1,053
Nonvested shares Class B	3,298	185	3

(1)	Combined represents income (loss) allocable to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21.	Parent Company Financial Statements

ADVANTA CORP. (Parent Company Only)
Condensed Balance Sheets

	December 31,
($ in thousands)	2008	2007

Assets
Cash(1)	$11,880	$7,902
Commercial paper equivalent(2)	25,000	0
Restricted interest-bearing deposits held at bank subsidiaries	1,259	1,260
Investments available for sale	100,736	140,950
Receivables, net	2,450	1,161
Investments in and advances to bank and insurance subsidiaries	423,339	455,878
Investments in and advances to other subsidiaries	154,499	271,706
Other assets	150,367	87,548

Total assets	$869,530	$966,405

Liabilities
Debt	$206,598	$220,848
Subordinated debt payable to preferred securities trust	103,093	103,093
Other liabilities	52,478	56,683

Total liabilities	362,169	380,624

Stockholders’ Equity
Preferred stock	1,010	1,010
Common stock	472	440
Other stockholders’ equity	505,879	584,331

Total stockholders’ equity	507,361	585,781

Total liabilities and stockholders’ equity	$869,530	$966,405

(1)	Substantially all cash is held at bank subsidiaries.

(2)	Commercial paper equivalent refers to unsecured loans made to Advanta Business Services Holding Corp. for terms of less than 30 days in maturity which are not automatically renewable, consistent with commercial paper issuance.

The parent company guarantees certain lease payments of its subsidiaries in connection with lease agreements extending through November 30, 2010. At December 31, 2008, the maximum amount of undiscounted future payments that the parent could be required to make under these lease agreement guarantees was $5.3 million. The parent company guarantees payments of distributions and other amounts due on trust preferred securities issued by its wholly-owned statutory business trust. See Note 10 for a discussion of Advanta Corp.’s guarantee of payments of distributions and other amounts due on the trust preferred securities. The parent company also guarantees that an insurance subsidiary will remain in compliance with its minimum statutory capital requirement of $2.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ADVANTA CORP. (Parent Company Only)

Condensed Statements of Operations

	Year Ended December 31,
($ in thousands)	2008	2007	2006

Income:
Dividends from bank and insurance subsidiaries	$20,000	$134,100	$75,000
Dividends from other subsidiaries	278	278	282
Interest income on advances to subsidiaries	5,951	9,246	3,268
Other interest income	3,906	5,769	5,757
Administrative and support fees from subsidiaries	4,681	2,808	2,575
Other revenues, net(1)	13,817	3,447	3,305
Loss on sale of receivables to bank subsidiary	0	0	(2,688)

Total income	48,633	155,648	87,499

Expenses:
Interest expense	22,986	24,429	22,980
Provision for credit losses	36	(141)	490
Administrative and support fees to subsidiaries	15,017	17,018	14,318
Other operating expenses(2)	16,086	34,724	20,282

Total expenses	54,125	76,030	58,070

Income (loss) from continuing operations before income taxes and equity in undistributed net income in subsidiaries	(5,492)	79,618	29,429
Income tax benefit	13,196	18,158	2,941

Income from continuing operations before equity in undistributed net income of subsidiaries	7,704	97,776	32,370
(Loss) gain on discontinuance of mortgage business, net of tax	0	(1,689)	279

Income before equity in undistributed net income (loss) of subsidiaries	7,704	96,087	32,649
Equity in undistributed net income (loss) of subsidiaries	(51,527)	(24,037)	52,337

Net income (loss)	$(43,823)	$72,050	$84,986

(1)	Other revenues for 2008 include a $13.4 million realized gain on the redemption of Visa Inc. shares.

(2)	Other operating expenses for 2008 include the benefit of a $6.1 million net decrease in Visa indemnification reserves. Other operating expenses for 2007 include $12.0 million of charges associated with a contingent obligation to indemnify Visa Inc. for certain litigation matters. See Note 11.

The Parent Company Only Statements of Changes in Stockholders’ Equity are the same as the Consolidated Statements of Changes in Stockholders’ Equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ADVANTA CORP. (Parent Company Only)
Condensed Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2008	2007	2006

OPERATING ACTIVITIES
Net income (loss)	$(43,823)	$72,050	$84,986
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Loss (gain) on discontinuance of mortgage business, net of tax	0	1,689	(279)
Equity in net (income) loss of subsidiaries	31,249	(110,341)	(127,619)
Loss on sale of receivables to bank subsidiary	0	0	2,688
Investment securities gains, net	(12,988)	(2,024)	(1,658)
Dividends received from subsidiaries	20,278	134,378	75,282
Provision for credit losses	36	(141)	490
Depreciation	85	98	146
Excess tax benefits from stock-based compensation	0	(5,743)	(12,149)
Change in other assets and other liabilities	(46,059)	41,048	69,278

Net cash (used in) provided by operating activities	(51,222)	131,014	91,165

INVESTING ACTIVITIES
Investments in subsidiaries	(1,550)	(2,515)	0
Return of investment from subsidiaries	0	28,000	224
Purchase of investments available for sale	(732,524)	(952,578)	(611,358)
Proceeds from sales of investments available for sale	764,841	831,486	625,633
Proceeds from sales of other investments	13,408	0	0
Proceeds from maturing investments available for sale	7,500	48,863	14,500
Change in commercial paper equivalents	(25,000)	40,000	0
Change in restricted interest-bearing deposits	1	881	(46)
Change in receivables	(1,325)	(33,969)	(32,515)
Purchases of premises and equipment, net	(200)	0	0

Net cash provided by (used in) investing activities	25,151	(39,832)	(3,562)

FINANCING ACTIVITIES
Proceeds from issuance of debt	60,782	28,516	31,886
Payments on redemption of debt	(83,870)	(44,058)	(39,973)
Change in affiliate borrowings	88,279	(15,419)	(37,966)
Proceeds from exercise of stock options	85	6,637	10,508
Cash dividends paid	(34,900)	(31,965)	(23,645)
Excess tax benefits from stock-based compensation	0	5,743	12,149
Treasury stock acquired	0	(38,257)	(43,576)

Net cash provided by (used in) financing activities	30,376	(88,803)	(90,617)

Effect of foreign exchange rates on cash	(12)	0	0

DISCONTINUED OPERATIONS
Net cash (used in) provided by operating activities	(315)	(313)	1,291

Net increase (decrease) in cash	3,978	2,066	(1,723)
Cash at beginning of year	7,902	5,836	7,559

Cash at end of year	$11,880	$7,902	$5,836

In 2008, the parent company contributed $12.9 million to the capital of Advanta Investment Corp. as a noncash investment in subsidiary.

In 2007, the parent company transferred $72.3 million of receivables to Advanta Credit Card Receivables Corp., of which $8.0 million was a noncash investment in subsidiary and $64.3 million was a noncash affiliate borrowing.

In 2006, the parent company contributed $7.5 million of receivables to Advanta Bank Corp. as a noncash investment in subsidiary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22.	Fair Value of Financial Instruments

The estimated fair values and related carrying amounts of our financial instruments were as follows at December 31:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash	$31,716	$31,716	$90,228	$90,228
Federal funds sold	32,277	32,277	872,587	872,587
Interest-bearing deposits	1,595,138	1,595,138	0	0
Investments available for sale	977,245	977,245	223,500	223,500
Receivables, net	414,844	498,468	990,668	1,050,738
Accounts receivable from securitizations	301,118	301,118	349,581	349,581
Accrued interest receivable	5,353	5,353	6,099	6,099
Financial liabilities:
Demand and savings deposits	$85,378	$85,378	$93,678	$93,678
Time deposits	2,456,028	2,493,258	1,558,059	1,562,776
Debt	206,598	203,077	220,848	223,893
Other borrowings	50,000	50,000	25,000	25,000
Subordinated debt payable to preferred securities trust	103,093	5,656	103,093	72,144
Accrued interest payable	15,472	15,472	11,687	11,687
Off-balance sheet financial instruments:
Unused lines of credit on business credit cards	$0	$0	$0	$0

At December 31, 2008, we own 497 thousand Visa Inc. Class B common shares that have zero cost basis and no carrying value. We estimate the fair value of the Visa shares to be $10.5 million at December 31, 2008. The Visa shares are not transferable until at least three years from the date of Visa’s March 2008 initial public offering, with the exception of transfers to other Class B common shareholders. It was not practicable to estimate the fair value of Visa shares held as of December 31, 2007. At December 31, 2007, we owned 98 thousand MasterCard Incorporated Class B common shares with an estimated fair value of $19.1 million. We have no remaining MasterCard Incorporated shares as of December 31, 2008. We own a cost method investment in Fleet Credit Card Services, L.P. with a $32.1 million carrying value at December 31, 2008 and 2007. It is not practicable to estimate the fair value of the investment in Fleet Credit Card Services, L.P. at either reporting date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Determination of Fair Value

When available, we generally use quoted market prices to determine fair value and classify the financial instrument in Level 1. In cases where quoted market prices for similar financial instruments are available, we utilize these inputs for valuation techniques and classify the financial instrument in Level 2. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flows, present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument and we classify the financial instrument in Level 3.

We used the following methods and assumptions in estimating fair values of financial instruments:

Cash, Federal Funds Sold, Interest-Bearing Deposits, Accrued Interest Receivable, Other Borrowings and Accrued Interest Payable

For cash and these short-term financial instruments, the carrying amount approximates the fair value.

Investments Available for Sale

Investments available for sale are valued using quoted market prices in active markets, when available, and classified as Level 1 of the fair value hierarchy. Level 1 investments available for sale include investments such as U.S. Treasury securities, certain equity securities and money market funds. Investments available for sale are classified as Level 2 of the fair value hierarchy if quoted market prices are not available and fair values are estimated using quoted prices of similar securities or recently executed transactions for the securities. Level 2 investments available for sale include investments such as government agency securities, state and municipal securities, commercial paper, corporate bonds and mortgage-backed securities issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corp. Credit card asset-backed securities and the remaining mortgage and home equity line of credit-backed securities are valued based on external prices or spread data and are classified as Level 3 of the fair value hierarchy because of lack of observable data due to market inactivity as of December 31, 2008. In the fourth quarter of 2008, bid-ask spreads on credit card asset-backed securities widened significantly as activity in the credit card asset-backed securities market decreased to historically low levels with few transactions, if any, and minimal new issuances. As a result, we transferred our credit card asset-backed securities from Level 2 to Level 3 classification in the fourth quarter of 2008. Venture capital equity investments are classified as Level 3 of the fair value hierarchy. Pricing services are used for valuation of all investments available for sale except venture capital investments.

Cost Method Investments

The fair value estimate of Visa Inc. Class B common shares at December 31, 2008 is classified as Level 3 and is based on the quoted market price of Visa’s Class A common shares, the most recent Class B conversion ratio and an estimate of a market discount for future reductions in the conversion ratio related to Visa’s membership indemnification provisions. The fair value estimate of MasterCard Incorporated Class B common shares at December 31, 2007 was based on quoted market prices of Class A common shares and an estimate of a market discount for Class B common shares based on a sale transaction we executed in early 2008.

Receivables, Net

The fair values of receivables are estimated using a discounted cash flow analysis that incorporates estimates of the interest yield, cost of funds, servicing costs, future credit losses over the life of the receivables, and interest rates currently being offered for receivables with similar terms to borrowers of similar credit quality. The fair value estimates of receivables are classified as Level 3 since the majority of the inputs are unobservable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable from Securitizations

Retained interests in securitizations are carried at fair value. If quoted market prices are not available, we estimate the fair values of retained interests in securitizations based on discounted cash flow analyses. Quoted market prices were not available at December 31, 2008 or December 31, 2007. We estimate the cash flows of the retained interest-only strip as the excess of the interest yield on the pool of the receivables sold over the sum of the interest rate earned by noteholders, the servicing fee and future credit losses over the life of the existing receivables. We discount cash flows from the date the cash is expected to become available to us using an interest rate that management believes a third party purchaser would demand. See Note 6 for the assumptions used in the estimation of fair values of the retained interests in securitizations. Since the majority of the inputs for determining the fair value of the retained interests are unobservable, we classify this financial instrument as Level 3.

The carrying amount of other components of accounts receivable from securitizations approximates the fair value based on the short-term nature of the assets.

Demand and Savings Deposits

The fair value of demand and money market savings deposits is the amount payable on demand at the reporting date. This fair value does not include any benefit that may result from the low cost of funding provided by these deposits compared to the cost of borrowing funds in the market.

Time Deposits

The fair value of fixed-maturity certificates of deposit is estimated using discounted cash flow analyses based on the currently offered rates for certificates of deposit with similar remaining maturities. The fair value estimates of time deposits are classified as Level 2 since quoted market prices are not available, but observable inputs are used in the valuation.

Debt

The fair value of our debt is estimated using discounted cash flow analyses based on our current incremental borrowing rates for similar types of borrowing arrangements. The fair value estimates of debt are classified as Level 2 since quoted market prices are not available, but observable inputs are used in the valuation.

Subordinated Debt Payable to Preferred Securities Trust

We estimate the fair value of our subordinated debt payable to preferred securities trust based on quoted market prices for our trust preferred securities and classify those estimates as Level 2 since quoted market prices for similar instruments are used in the valuation.

Unused Lines of Credit on Business Credit Cards

There is no fair value associated with unused lines of credit on business credit cards since any fees charged are consistent with the fees charged by other companies at the reporting date to enter into similar agreements. Our customers had unused lines of credit of $11.5 billion at December 31, 2008 and $13.7 billion at December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis at December 31, 2008 are categorized in the table below based upon the lowest level of significant input to the valuations. We had no material liabilities measured at fair value at December 31, 2008.

	Quoted Prices in
	Active Markets for
	Identical	Significant Other	Significant
	Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Investments available for sale:
U.S. Treasury and government agency securities	$306,309	$6,900	$0	$313,209
State and municipal securities	0	17,064	0	17,064
Commercial paper	0	8,799	0	8,799
Asset-backed securities:
Credit card asset-backed securities	0	0	281,601	281,601
Mortgage and home equity line of credit-backed securities	0	5,065	17,402	22,467
Equity securities	8,068	0	123	8,191
Money market funds	325,548	0	0	325,548
Other	0	366	0	366
Retained interests in securitizations	0	0	125,601	125,601

Total assets measured at fair value	$639,925	$38,194	$424,727	$1,102,846

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Mortgage and Home
	Equity Line of	Credit Card		Retained
	Credit-Backed	Asset-Backed	Equity	Interests in
	Securities	Securities	Securities	Securitizations	Total

Fair value at January 1, 2008	$33,989	$0	$413	$213,077	$247,479
Transfers in to Level 3(1)	0	291,919	0	0	291,919
Unrealized loss(2)	0	0	(2)	(51,990)	(51,992)
Unrealized loss in other comprehensive income (loss)	(7,502)	(10,318)	0	0	(17,820)
Purchases, sales, issuances, maturities, settlements, net	(9,085)	0	(288)	(35,486)	(44,859)
Transfers out of Level 3(1)	0	0	0	0	0

Fair value at December 31, 2008	$17,402	$281,601	$123	$125,601	$424,727

(1)	Transfers in to Level 3 are presented in the rollforward as if transferred at the beginning of the period or purchase date if purchased within the period. Transfers out of Level 3, if applicable, are presented as if transferred at the end of the period.

(2)	Unrealized gains or losses on retained interests in securitizations are included in securitization income (loss) on the consolidated income statements. Unrealized gains or losses on venture capital investments are included in other revenues on the consolidated income statements.

We also have assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis, such as cost method investments and capitalized costs associated with the acquisition or development of internal-use software. For such assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. In the year ended December 31, 2008, we incurred a $3.3 million asset impairment charge related to certain acquisition-related software and other assets. We estimated that those assets had no fair value at the valuation date. The fair value estimate was a Level 3 estimate since it was based on judgmental cash flow estimates that considered our expectations for reduced acquisition marketing efforts and account originations. There were no other impairments in 2008 or in 2007.

SUPPLEMENTAL SCHEDULES (UNAUDITED)

QUARTERLY DATA

(In thousands, except per share amounts)	2008

	December 31,	September 30,	June 30,	March 31,

Interest income	$46,185	$51,009	$55,269	$46,047
Interest expense	32,551	28,741	30,037	28,144

Net interest income	13,634	22,268	25,232	17,903
Provision for credit losses	35,485	28,994	30,327	28,382

Net interest income (loss) after provision for credit losses	(21,851)	(6,726)	(5,095)	(10,479)

Noninterest revenues	33,223	53,036	94,323	109,657
Operating expenses(1)	79,042	81,937	81,752	69,488

Income (loss) before income taxes	(67,670)	(35,627)	7,476	29,690

Net income (loss)	$(46,942)	$(19,258)	$4,015	$18,362

Basic net income (loss) per common share
Class A	$(1.19)	$(0.51)	$0.06	$0.42
Class B	(1.14)	(0.45)	0.12	0.47
Combined(2)	(1.16)	(0.47)	0.10	0.45

Diluted net income (loss) per common share
Class A	$(1.19)	$(0.51)	$0.06	$0.41
Class B	(1.14)	(0.45)	0.11	0.45
Combined(2)	(1.16)	(0.47)	0.10	0.44

Basic weighted average common shares outstanding
Class A	13,405	13,393	13,380	13,368
Class B	27,225	27,217	27,142	27,022
Combined	40,630	40,610	40,522	40,390

Diluted weighted average common shares outstanding
Class A	13,405	13,393	13,380	13,368
Class B	27,225	27,217	28,629	28,243
Combined	40,630	40,610	42,009	41,611

(1)	Operating expenses include the benefit of a $5.5 million decrease in Visa indemnification reserves in the three months ended March 31, 2008, the expense of a $1.6 million increase in Visa indemnification reserves in the three months ended September 30, 2008, and the benefit of a $2.2 million decrease in Visa indemnification reserves in the three months ended December 31, 2008. See Note 11 to the consolidated financial statements.

(2)	Combined represents income (loss) allocable to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

SUPPLEMENTAL SCHEDULES (UNAUDITED) — (Continued)
QUARTERLY DATA — Continued

(In thousands, except per share amounts)	2007

	December 31,	September 30,	June 30,	March 31,

Interest income	$49,774	$49,960	$47,558	$48,355
Interest expense	27,530	25,606	23,633	22,562

Net interest income	22,244	24,354	23,925	25,793
Provision for credit losses	21,552	14,724	11,806	10,083

Net interest income after provision for credit losses	692	9,630	12,119	15,710

Noninterest revenues	92,401	94,425	93,303	86,368
Operating expenses(1)	81,064	72,325	68,777	66,802

Income from continuing operations before income taxes	12,029	31,730	36,645	35,276
Income from continuing operations	7,386	19,482	22,712	21,448
Gain on discontinuance of mortgage and leasing businesses, net of tax(2)	0	0	1,022	0

Net income	$7,386	$19,482	$23,734	$21,448

Basic income from continuing operations per common share
Class A	$0.15	$0.44	$0.52	$0.49
Class B	0.20	0.49	0.56	0.53
Combined(3)	0.18	0.47	0.55	0.52

Diluted income from continuing operations per common share
Class A	$0.15	$0.43	$0.50	$0.47
Class B	0.18	0.45	0.51	0.48
Combined(3)	0.17	0.44	0.51	0.48

Basic net income per common share
Class A	$0.15	$0.44	$0.55	$0.49
Class B	0.20	0.49	0.59	0.53
Combined(3)	0.18	0.47	0.57	0.52

Diluted net income per common share
Class A	$0.15	$0.43	$0.52	$0.47
Class B	0.18	0.45	0.54	0.48
Combined(3)	0.17	0.44	0.53	0.48

Basic weighted average common shares outstanding
Class A	13,356	13,343	13,331	13,318
Class B	27,149	27,800	28,039	27,734
Combined	40,505	41,143	41,370	41,052

Diluted weighted average common shares outstanding
Class A	13,356	13,343	13,331	13,318
Class B	29,396	30,762	31,343	31,172
Combined	42,752	44,105	44,674	44,490

All share and per share amounts have been adjusted to reflect the three-for-two stock split effective June 15, 2007.

(1)	Operating expenses include charges associated with a contingent obligation to indemnify Visa Inc. for certain litigation matters of $4.2 million in the three months ended September 30, 2007 and $7.8 million in the three months ended December 31, 2007. See Note 11 to the consolidated financial statements.

(2)	See Note 19 to the consolidated financial statements.

(3)	Combined represents income available to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

SUPPLEMENTAL SCHEDULES (UNAUDITED) — (Continued)
QUARTERLY DATA — Continued

ALLOCATION OF ALLOWANCE FOR RECEIVABLE LOSSES

($ in thousands)	December 31,

	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Business credit cards	$102,700	99%	$67,368	98%	$49,715	98%	$44,323	97%	$49,190	97%
Other receivables	1,203	1	1,172	2	1,211	2	1,266	3	1,288	3

Total	$103,903	100%	$68,540	100%	$50,926	100%	$45,589	100%	$50,478	100%

COMPOSITION OF GROSS RECEIVABLES

($ in thousands)	December 31,

	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Business credit cards	$505,578	98%	$1,031,607	99%	$1,133,132	99%	$879,468	99%	$730,483	99%
Other receivables	8,583	2	7,330	1	7,673	1	8,007	1	10,280	1

Total	$514,161	100%	$1,038,937	100%	$1,140,805	100%	$887,475	100%	$740,763	100%

YIELD AND MATURITY OF INVESTMENTS AT DECEMBER 31, 2008

($ in thousands)	Maturing

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Fair Value	Yield(3)	Fair Value	Yield(3)	Fair Value	Yield(3)	Fair Value	Yield(3)

U.S. Treasury and government agency securities	$309,669	1.35%	$3,540	1.35%	$0	0.00%	$0	0.00%
State and municipal securities(1)	0	0.00	0	0.00	6,984	5.04	10,080	5.77
Commercial paper	8,799	1.12	0	0.00	0	0.00	0	0.00
Asset backed securities:
Credit card asset-backed securities	42,305	15.43	239,296	2.01	0	0.00	0	0.00
Mortgage and home equity line of credit-backed securities	0	0.00	0	0.00	0	0.00	22,467	1.79
Other(2)	330	0.22	0	0.00	0	0.00	36	2.75

Total investments available for sale	$361,103	2.99%	$242,836	2.00%	$6,984	5.04%	$32,583	3.02%

(1)	Yield computed on a tax equivalent basis using a statutory rate of 35%.

(2)	Equity investments and money market funds are excluded from this table because they do not have a stated maturity.

(3)	Yields are computed by dividing interest by the amortized cost of the respective investment securities.

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

December 31,
($ in thousands)	2008

Maturity:
3 months or less	$244,642
Over 3 months through 6 months	182,097
Over 6 months through 12 months	475,324
Over 12 months	739,764

Total	$1,641,827

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was performed by management with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of our independent registered public accounting firm on internal control over financial reporting are incorporated herein from pages 58 and 59.

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

The following table gives information about equity awards under our 2000 Omnibus Stock Incentive Plan and our Employee Stock Purchase Plan as of December 31, 2008. In April 2007, the Board of Directors of Advanta Corp. approved a three-for-two stock split, in the form of a 50% stock dividend payable June 15, 2007, on both Class A and Class B Common Stock. We have adjusted all exercise prices, share amounts and per share data below to reflect the stock split.

(In thousands, except weighted average exercise price)

	(a)	(b)	(c)

Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		under Equity
	Issued upon	Weighted Average	Compensation
	Exercise of	Exercise Price of	Plans(excluding
	Outstanding	Outstanding	securities
	Options, Warrants	Options, Warrants	reflected in column
Plan Category	and Rights	and Rights	(a))

Equity compensation plans approved by stockholders(3)	9,393 (1)	$12.89	2,211	(2)

Equity compensation plans not approved by stockholders(3)	—	—	—

Total	9,393 (1)	$12.89	2,211	(2)(3)

(1)	Does not include 4.1 million shares of restricted Class B Common Stock granted pursuant to the Advanta Corp. 2000 Omnibus Stock Incentive Plan. Generally, restrictions on these shares may be removed between 2009 and 2018.

(2)	All of the shares remaining available for future issuance are available under the 2000 Omnibus Stock Incentive Plan which provides for the issuance of stock options, awards of stock and/or awards of stock appreciation rights.

(3)	Advanta Corp.’s Employee Stock Purchase Plan (the “Stock Purchase Plan”) does not specify a maximum number of shares that may be issued. An aggregate of approximately 129 thousand shares of Class B Common Stock were purchased under the Stock Purchase Plan in 2008.

Summary Description of Equity Compensation Plans

Advanta Corp. 2000 Omnibus Stock Incentive Plan

The 2000 Omnibus Stock Incentive Plan (the “Omnibus Plan”) was adopted by our Board of Directors in April 2000 and approved by our stockholders on June 7, 2000. The Omnibus Plan provides for the issuance of a maximum of 30,000,000 shares of Class B Common Stock (including 14,790,286 shares that were available for issuance under our prior stock incentive plans that were in effect at the time the Omnibus Plan was approved by our stockholders and which plans were amended and restated by the Omnibus Plan). The Omnibus Plan provides for the issuance of options to acquire Class B Common Stock, awards of Class B Common Stock and/or awards of stock appreciation rights (referred to collectively as “Awards”). Shares of Class B Common Stock awarded pursuant to the Omnibus Plan must be authorized and unissued shares or shares acquired from the treasury of the Company. Generally, if an Award granted under the Omnibus Plan expires, terminates or lapses for any reason without the issuance of shares of Class B Common Stock thereunder, such shares shall be available for reissuance under the Omnibus Plan. Our employees and directors, and consultants and advisors to the Company, who render bona fide services to the Company unrelated to the offer of securities, are eligible to receive Awards under the Omnibus Plan. The terms of any Award made pursuant to the Omnibus Plan are described and established in a grant document provided to the Award recipient. No Awards may be granted under the Omnibus Plan after April 5, 2010. Awards granted and outstanding as of the date the Omnibus Plan terminates will not be affected by the termination of the plan. In the event of a change of control of the Company (as defined by the Omnibus Plan), stock options and stock appreciation rights granted pursuant to the Omnibus Plan will become immediately exercisable in full. Other Awards granted pursuant to the Omnibus Plan may also vest in connection with a change of control of the Company, depending upon the applicable circumstances. Shares subject to Awards granted pursuant to the Omnibus Plan are subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.

Advanta Corp. Employee Stock Purchase Plan

In September 1989, our Board of Directors adopted the Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan is a broad-based plan that has not been approved by stockholders and is not intended to qualify as an employee stock purchase plan pursuant to Section 423 of the Internal Revenue Code, as amended. All of our full-time and part-time employees and non-employee directors with at least six months of service with the Company are eligible to participate in the plan. Eligible employees may acquire shares of Class B Common Stock (and under certain limited circumstances Class A Common Stock) under the plan through payroll deductions. Non-employee directors may contribute a portion of their directors’ fees to the plan to purchase shares of Class B Common Stock. No individual participant may purchase more than $25,000 of stock under the plan in any one year. Shares are purchased monthly under the plan. Participants in the Stock Purchase Plan in effect purchase shares at a 15% discount from the market price because we contribute to the plan an amount equal to 15% of the market price of the shares actually purchased for the month, and also pay all fees and commissions relating to the administration of the Stock Purchase Plan and the purchases of shares under the plan.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following Financial Statements, Schedules, and Other Information of the Registrant and its subsidiaries are included in this Form 10-K:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

2-a	Purchase and Sale Agreement, dated January 8, 2001, by and between Advanta Corp. and Chase Manhattan Mortgage Corporation	Def. Proxy Statement	0-14120	1	01/25/2001
2-b	Mortgage Loan Purchase and Sale Agreement, dated February 23, 2001, by and among Advanta Corp., Chase Manhattan Mortgage Corporation, and Chase Manhattan Bank USA, National Association	8-K	0-14120	2.2	03/14/2001
2-c	Mortgage Loan Purchase and Sale Agreement, dated February 28, 2001, by and among Advanta Corp., Chase Manhattan Mortgage Corporation, and Chase Manhattan Bank USA, National Association	8-K	0-14120	2.3	03/14/2001
3-a	Restated Certificate of Incorporation of Registrant, as amended by the Certificate of Designations, Preferences, Rights and Limitations of the Registrant’s 6 3/4% Convertible Class B Preferred Stock, Series 1995 (Stock Appreciation Income Linked Securities (SAILS)), as further amended by the Certificate of Designations, Preferences, Rights and Limitations of the Registrant’s Series A Junior Participating Preferred Stock	S-3 8-K 8-A	33-53475 0-14120 0-14120	4.1 4.3 1	06/10/1994 08/15/1995 03/17/1997
3-b	Amended and Restated By-laws of the Registrant, as amended	8-K	0-14120	3.2	04/05/2007

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3-c	Rights Agreement, dated as of April 11, 2007, by and between the Registrant and Mellon Investor Services LLC as the Rights Agent, including Exhibit A, the Form of Rights Certificate and Exhibit B, the Summary of Rights to Purchase Series A Junior Participation Preferred Stock	8-A	0-14120	1	04/11/2007
4-a	Specimen of Class A Common Stock Certificate and specimen of Class B Common Stock Certificate	8-A	0-14120	1	4/22/1992
4-b	Senior Trust Indenture, dated as of October 23, 1995, between the Registrant and The Bank of New York Mellon, as successor Trustee	S-3	33-62601	4.1	09/13/1995
4-c	Indenture dated as of December 17, 1996 between Advanta Corp. and The Bank of New York Mellon, as successor trustee relating to the Junior Subordinated Debentures	10-K	0-14120	4-g	3/26/1997
4-d	Declaration of Trust dated as of December 5, 1996 of Advanta Capital Trust I	10-K	0-14120	4-h	3/26/1997
4-e	Amended and Restated Declaration of Trust dated as of December 17, 1996 for Advanta Capital Trust I	10-K	0-14120	4-i	3/26/1997
4-f	Series A Capital Securities Guarantee Agreement dated as of December 17, 1996	10-K	0-14120	4-k	3/26/1997
10-a†	Advanta Corp. 2000 Omnibus Stock Incentive Plan	S-8	333-04469	4-f	11/01/2000
10-a.1†	Form of Stock Option Agreement for Employees	10-K	0-14120	10-a.1	2/28/2008
10-a.2†	Form of Stock Option Agreement for Non-Employee Directors	10-K	0-14120	10-a.2	2/28/2008
10-a.3†	Amended and Restated Advanta Management Incentive Program VI	10-K	0-14120	10-a.3	2/28/2008
10-a.4†	Form of AMIP VI Restricted Stock Award Grant Document	10-K	0-14120	10-a.4	2/28/2008

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10-a.5†	Form of AMIP VI Extended Restricted Stock Award Grant Document	10-K	0-14120	10-a.5	2/28/2008
10-a.6†	Criteria for certain Bonus Awards to Executive Officers for Performance Year 2008	8-K	0-14120	Item 5.02	9/17/2008
10-b	Card Member License Agreement between Colonial National Financial Corp. (now known as Advanta Bank Corp.) and MasterCard International Incorporated dated April 14, 1994	10-K	0-14120	10-b	3/19/2002
10-c	VISA U.S.A. Inc. Membership Agreement and Principal Member Addendum executed by Advanta Corp. on February 27, 1997	10-K	0-14120	10-c	3/19/2002
10-d	VISA U.S.A. Inc. Membership Agreement executed by Advanta Bank Corp. on March 3, 2000	10-K	0-14120	10-d	3/19/2002
10-e†	Advanta Corp. Supplemental Executive Retirement Plan	10-K	0-14120	10-e	3/8/2006
10-f†	Advanta Corp. Executive Deferral Plan	10-K	0-14120	10-j	3/28/1996
10-g†	Advanta Corp. Non-Employee Directors Deferral Plan	10-K	0-14120	10-k	3/28/1996
10-h†	Summary of Life Insurance Benefits for Directors and Executives	10-K	0-14120	10-h	3/10/2005
10-i†	Supplemental Executive Insurance Program					X
10-j	Preferred Pricing Agreement, effective March 19, 2008, between Dun & Bradstreet, Inc. and Advanta Bank Corp.	10-Q	0-14120	10.1	05/09/2008
10-k†	Agreement dated as of January 15, 1996 between the Registrant and William A. Rosoff	10-K	0-14120	10-u	3/28/1996
10-l†	Agreement dated May 11, 1998 between the Registrant and Philip M. Browne	10-K	0-14120	10-r	3/31/1999

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10-m	Contribution Agreement, dated as of October 28, 1997, by and between Advanta Corp. and Fleet Financial Group, as amended by the First Amendment to the Contribution Agreement, dated as of February 10, 1998, by and among Advanta Corp., Fleet Financial Group and Fleet Credit Card, LLC	13E4A 8-K	0-14120 0-14120	(c)(2) 2.2	1/29/1998 3/6/1998
10-n	Commercial Lease, dated September 28, 1995, by and between Draper Park North, L.C. and Advanta Financial Corp., as amended	10-K	0-14120	10-p	3/25/2003
10-n.1	Amendment to Commercial Lease, dated as of December 6, 2004, between Carramerica Realty, L.P. and Advanta Bank Corp.	10-K	0-14120	10-n.1	3/10/2005
10-n.2	Amendment to Commercial Lease, dated as of January 25, 2005, between Carramerica Realty, L.P. and Advanta Bank Corp.	10-K	0-14120	10-n.1	3/10/2005
10-o.1	Master Indenture, dated as of August 1, 2000, between Wilmington Trust Company, as Owner Trustee of the Advanta Business Card Master Trust and Bankers Trust Company, as Indenture Trustee, as amended May 9, 2006	8-K 8-K	333-32874 333-32874	4.1 4.1	8/30/2000 5/19/2006
10-o.2	AdvantaSeries Indenture Supplement, dated as of November 1, 2004, between Advanta Business Card Master Trust, as Issuer and Deutsche Bank Trust Company Americas, as indenture trustee	8-K	333-32874	4.1	11/12/2004

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10-p	Transfer and Servicing Agreement, dated as of August 1, 2000, among Advanta Business Receivables Corp., Advanta Bank Corp., as Servicer, and Wilmington Trust Company, as Owner Trustee of Advanta Business Card Master Trust, as amended May 9, 2006	8-K 8-K	333-32874 333-32874	4.3 4.3	8/30/2000 5/19/2006
10-q	Limited Partnership Agreement of Fleet Credit Card Services, L.P., dated as of May 26, 1998	10-K	0-14120	10-q	3/10/2005
10-r	Agreement relating to Fleet Credit Card Services, L.P., dated as of May 28, 2004, by and between Advanta Corp., Advanta National Bank, Advanta Service Corp., Fleet Credit Card Holdings, Inc., Fleet Credit Card Services, L.P. and Bank of America Corp.	10-Q	0-14120	10-l	8/9/2004
10-s.1	Service Agreement between First Data Resources Inc. and Advanta Bank Corp., dated as of January 1, 2002	10-K	0-14120	10-u	3/19/2002
10-s.2	Amendment to Service Agreement, between First Data Resources, Inc. and Advanta Bank Corp., dated as of December 18, 2006 (portions of this document are confidential and have been omitted pursuant to an Order granted by the Securities and Exchange Commission).	10-K	0-14120	10-s.2	2/28/2007
10-t†	Relocation Agreement by and between Advanta Corp. and John F. Moore, dated as of May 20, 2004	10-Q	0-14120	10-3	8/9/2004
10-u	Direct Marketing Agreement, dated effective as of December 15, 1999, by and among Advanta Bank Corp. and CFM Direct, as amended	10-K	0-14120	10-z	3/25/2003

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10-v.1	Second Amendment dated October 15, 2007 to Direct Marketing Agreement dated effective as of December 15, 1999 by and among Advanta Bank Corp. and CFM Direct, as amended	10-K	0-14120	10-w.1	2/28/2008
10-w	Lease Agreement, dated August 4, 1995, between Ortho Pharmaceutical Corporation and Advanta Corp.	10-K	0-14120	10-ee	3/25/2003
10-x	Agreement of Lease dated February 27, 2003 between Advanta Shared Services Corp and Liberty Property Limited Partnership (without exhibits) and Guaranty of Advanta Corp.	10-Q	0-14120	10	8/13/2003
10-y†	Advanta Corp. Office of the Chairman Supplemental Compensation Program	10-K	0-14120	10-cc	3/10/2005
10-z†	Advanta Senior Management Change of Control Severance Plan, as amended and restated, effective April 2, 2007	8-K	0-14120	10-3	4/5/2007
10-aa†	Advanta Employee Severance Pay Plan, as amended and restated, effective April 2, 2007	8-K	0-14120	10.1	4/5/2007
10-bb	Amended and Restated Sponsorship Agreement, dated as of December 19, 2008, between Advantennis Corp. and World Team Tennis Franchise Inc.						X
10-cc	Separation Agreement, dated as of November 29, 2007 between Advanta Corp. and Christopher J. Carroll	8-K	0-14120	10-l	12/26/2007
10-dd†	Advanta Corp. Office of the Chairman Cash Bonus Plan effective as of April 2, 2007	Def. Proxy Statement	0-14120	A	4/30/2007

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10-ee	Master Services Agreement dated March 15, 2007 between Advanta Bank Corp. and GENPACT International LLC, Hungarian Branch (portions of this document are confidential and have been omitted pursuant to an Order granted by the Securities and Exchange Commission).	10-Q	0-14120	10-1	8/8/2008
12	Computation of Ratio of Earnings to Fixed Charges.					X
21	Subsidiaries of the Registrant.					X
23	Consent of Independent Registered Public Accounting Firm.					X
24	Powers of Attorney (included on the signature page hereof).					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	Unless otherwise indicated, each exhibit incorporated herein by reference was previously filed with the SEC under Commission File Number 0-14120.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanta Corp.

By:	/s/ William A. Rosoff
William A. Rosoff, President and
Vice Chairman of the Board

Dated: March 12, 2009

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned does hereby constitute and appoint Dennis Alter, William A. Rosoff, Philip M. Browne, David B. Weinstock and Jay A. Dubow, or any of them (with full power to each of them to act alone), his or her true and lawful attorney in-fact and agent, with full power of substitution, for him or her and on his or her behalf to sign, execute and file an Annual Report on Form 10-K under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 2008 relating to Advanta Corp. and any or all amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated effective on the 12th day of March, 2009.

Name	Title

/s/ Dennis Alter Dennis Alter	Chairman of the Board and Chief Executive Officer

/s/ William A. Rosoff William A. Rosoff	President and Vice Chairman of the Board

/s/ Philip M. Browne Philip M. Browne	Senior Vice President and Chief Financial Officer

/s/ David B. Weinstock David B. Weinstock	Vice President and Chief Accounting Officer

/s/ Max Botel Max Botel	Director

/s/ Thomas Costello Thomas Costello	Director

Name	Title

/s/ Dana Becker Dunn Dana Becker Dunn	Director

/s/ Ronald Lubner Ronald Lubner	Director

/s/ Olaf Olafsson Olaf Olafsson	Director

/s/ Michael Stolper Michael Stolper	Director

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10-i†	Supplemental Executive Insurance Program					X
10-bb	Amended and Restated Sponsorship Agreement, dated as of December 19, 2008, between Advantennis Corp. and World Team Tennis Franchise Inc.					X
12	Computation of Ratio of Earnings to Fixed Charges.					X
21	Subsidiaries of the Registrant.					X
23	Consent of Independent Registered Public Accounting Firm.					X
24	Powers of Attorney (included on the signature page hereof).					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X