Form 10-Q
period 2009-03-31
ADVANTA CORP
filed 2009-05-11
CIK 96638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009
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
Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐      No ☐
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
Yes ☐       No ☐
Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2009
Class A Common Stock, $.01 par value per share	14,410,133 shares
Class B Common Stock, $.01 par value per share	30,694,571 shares

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(In thousands, except share amounts)	2009	2008

ASSETS
Cash	$32,700	$31,716
Federal funds sold	41,442	32,277
Interest-bearing deposits	1,422,002	1,595,138
Investments available for sale	818,950	977,245
Receivables, net:
Held for sale	0	0
Other	439,277	414,844

Total receivables, net	439,277	414,844
Accounts receivable from securitizations	402,819	301,118
Premises and equipment, net	15,180	16,762
Other assets	226,503	215,945

Total assets	$3,398,873	$3,585,045

LIABILITIES
Deposits	$2,392,805	$2,541,406
Debt	183,306	206,598
Other borrowings	0	50,000
Subordinated debt payable to preferred securities trust	103,093	103,093
Other liabilities	291,964	176,587

Total liabilities	2,971,168	3,077,684

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A preferred stock, $1,000 par value:
Authorized, issued and outstanding — 1,010 shares in 2009 and 2008	1,010	1,010
Class A voting common stock, $.01 par value:
Authorized — 200,000,000 shares; issued — 14,410,133 shares in 2009 and 2008	144	144
Class B non-voting common stock, $.01 par value:
Authorized — 200,000,000 shares; issued — 32,331,772 shares in 2009 and 32,776,722 shares in 2008	323	328
Additional paid-in capital	247,397	250,042
Unearned ESOP shares	(8,259)	(8,367)
Accumulated other comprehensive loss	(13,461)	(13,447)
Retained earnings	238,029	315,072
Treasury stock at cost, 1,661,780 Class B common shares in 2009 and 1,563,736 Class B common shares in 2008	(37,478)	(37,421)

Total stockholders’ equity	427,705	507,361

Total liabilities and stockholders’ equity	$3,398,873	$3,585,045

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS (Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 31,
	2009	2008

Interest income:
Receivables	$16,014	$29,130
Investments	6,105	9,932
Other interest income	12,089	6,985

Total interest income	34,208	46,047
Interest expense:
Deposits	25,527	21,919
Debt and other borrowings	2,968	3,908
Subordinated debt payable to preferred securities trust	2,317	2,317

Total interest expense	30,812	28,144

Net interest income	3,396	17,903
Provision for credit losses	41,277	28,382

Net interest income after provision for credit losses	(37,881)	(10,479)
Noninterest (losses) revenues:
Securitization (loss) income	(59,907)	16,997
Servicing revenues	20,847	26,092
Other revenues, net	35,047	66,568

Total noninterest (losses) revenues	(4,013)	109,657
Operating expenses	74,879	69,488

(Loss) income before income taxes	(116,773)	29,690
Income tax (benefit) expense	(40,868)	11,328

Net (loss) income	$(75,905)	$18,362

Basic net (loss) income per common share
Class A	$(1.88)	$0.41
Class B	(1.87)	0.45

Diluted net (loss) income per common share
Class A	$(1.88)	$0.41
Class B	(1.87)	0.43

Basic weighted average common shares outstanding
Class A	13,418	13,368
Class B	27,192	27,022
Nonvested Class B	3,861	1,517

Diluted weighted average common shares outstanding
Class A	13,418	13,368
Class B	27,192	28,126
Nonvested Class B	3,861	1,517

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

		Class A	Class A	Class B	Additional
	Comprehensive	Preferred	Common	Common	Paid-In
($ in thousands)	Income (Loss)	Stock	Stock	Stock	Capital

Balance at December 31, 2007		$1,010	$144	$296	$238,416

Net loss	$(43,823)
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $6,172	(11,462)
Actuarial gain (loss), net of tax benefit (expense) of $161	(299)
Currency translation adjustment	(12)

Comprehensive loss	$(55,596)

Preferred and common cash dividends declared
Exercise of stock options					85
Employee stock option expense					5,437
Nonemployee stock option expense					(4)
Excess tax benefits from ESOP					341
Issuance of nonvested shares				34	(34)
Amortization of nonvested shares					5,729
Forfeitures of nonvested shares				(2)	(27)
ESOP shares committed to be released					99

Balance at December 31, 2008		$1,010	$144	$328	$250,042

Net loss	$(75,905)
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $3	(5)
Currency translation adjustment	(9)

Comprehensive loss	$(75,919)

Preferred and common cash dividends declared
Employee stock option expense					1,212
Excess tax benefits from ESOP					115
Issuance of nonvested shares				4	(4)
Amortization of nonvested shares					(3,816)
Forfeitures of nonvested shares				(9)	(119)
Treasury stock acquired
ESOP shares committed to be released					(33)

Balance at March 31, 2009		$1,010	$144	$323	$247,397

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) — continued

		Accumulated
		Other			Total
	Unearned	Comprehensive	Retained	Treasury	Stockholders’
($ in thousands)	ESOP Shares	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2007	$(8,785)	$(1,674)	$393,795	$(37,421)	$585,781

Net loss			(43,823)		(43,823)
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $6,172		(11,462)			(11,462)
Actuarial gain (loss), net of tax benefit (expense) of $161		(299)			(299)
Currency translation adjustment		(12)			(12)
Comprehensive loss
Preferred and common cash dividends declared			(34,900)		(34,900)
Exercise of stock options					85
Employee stock option expense					5,437
Nonemployee stock option expense					(4)
Excess tax benefits from ESOP					341
Issuance of nonvested shares					0
Amortization of nonvested shares					5,729
Forfeitures of nonvested shares					(29)
ESOP shares committed to be released	418				517

Balance at December 31, 2008	$(8,367)	$(13,447)	$315,072	$(37,421)	$507,361

Net loss			(75,905)		(75,905)
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $3		(5)			(5)
Currency translation adjustment		(9)			(9)
Comprehensive loss
Preferred and common cash dividends declared			(1,138)		(1,138)
Employee stock option expense					1,212
Excess tax benefits from ESOP					115
Issuance of nonvested shares					0
Amortization of nonvested shares					(3,816)
Forfeitures of nonvested shares					(128)
Treasury stock acquired				(57)	(57)
ESOP shares committed to be released	108				75

Balance at March 31, 2009	$(8,259)	$(13,461)	$238,029	$(37,478)	$427,705

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
($ in thousands)	March 31,
	2009	2008

OPERATING ACTIVITIES — CONTINUING OPERATIONS
Net (loss) income	$(75,905)	$18,362
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Investment securities losses (gains), net	860	(18,013)
Amortization of discount on investment securities	(2,279)	(64)
Depreciation and amortization	1,852	1,559
Stock-based compensation (benefit) expense	(2,732)	2,502
Provision for credit losses	41,277	28,382
Provision for interest and fee losses	7,765	4,361
Change in deferred origination costs, net of deferred fees	2,481	1,484
Change in receivables held for sale	(125,000)	(66,478)
Proceeds from sale of receivables held for sale	125,000	124,700
Change in accounts receivable from securitizations	(101,701)	(290,106)
Change in amounts due to the securitization trust	112,688	68,696
Excess tax benefits from stock-based compensation	0	(163)
Change in other assets and other liabilities	(19,085)	34,154

Net cash used in operating activities	(34,779)	(90,624)

INVESTING ACTIVITIES — CONTINUING OPERATIONS
Change in federal funds sold and interest-bearing deposits	163,971	(68,698)
Purchase of investments available for sale	(322,226)	(277,164)
Proceeds from sales of investments available for sale	232,083	157,102
Proceeds from sales of other investments	0	18,015
Proceeds from maturing investments available for sale	279,323	36,688
Change in receivables not held for sale	(75,956)	(12,909)
Purchases of premises and equipment, net	(269)	(925)

Net cash provided by (used in) investing activities	276,926	(147,891)

FINANCING ACTIVITIES — CONTINUING OPERATIONS
Change in demand and savings deposits	14,615	(8,507)
Proceeds from issuance of time deposits	129,135	412,079
Payments for maturing time deposits	(305,474)	(136,901)
Proceeds from issuance of debt	10,089	14,142
Payments on redemption of debt	(33,779)	(20,592)
Change in cash overdraft and other borrowings	(54,492)	3,027
Proceeds from exercise of stock options	0	13
Cash dividends paid	(1,138)	(8,501)
Excess tax benefits from stock-based compensation	0	163
Treasury stock acquired	(57)	0

Net cash (used in) provided by financing activities	(241,101)	254,923

Effect of foreign exchange rates on cash	(9)	0

DISCONTINUED OPERATIONS
Net cash used in operating activities of discontinued operations	(53)	(273)

Net increase in cash	984	16,135
Cash at beginning of period	31,716	90,228

Cash at end of period	$32,700	$106,363

SUPPLEMENTAL DISCLOSURES

Income taxes paid, net	$886	$1,258
Interest paid	7,035	5,844

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE NOTED)
March 31, 2009
(Unaudited)
In these notes to consolidated financial statements, “Advanta”, “we”, “us” and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.
Note 1) Basis of Presentation and Current Operating Environment
We have prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in our latest Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for the full year.
The continued deterioration of the economic environment has negatively impacted our small business customers and has adversely affected our business results. Our delinquency and net charge-off trends have deteriorated throughout 2008 and those trends have continued into 2009. In addition, the economic crisis has impacted our access to funding and our liquidity decisions. Historically, we have funded our operations through a number of sources including securitizations, deposits at our bank subsidiaries and sales of unsecured debt securities. The disruption in the credit and financial markets has negatively impacted the securitization markets, the value of certain of our investments, the value of our retained interests in securitizations and our ability to realize expected levels of return on certain of our assets. In response to the current economic environment and its negative impact on our business, results of operations and financial condition, we have taken steps to build and maintain high levels of capital and liquidity. We developed a plan during the week of May 4, 2009 that is designed to maximize our capital and our liquidity measures. The plan includes not preventing an early amortization of our securitization transactions, closing our customers’ accounts to future purchases and activity, as well as the execution of cash tender offers for the outstanding trust preferred securities issued by Advanta Capital Trust I and a portion of the AdvantaSeries notes at prices below their par value.
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
Note 2) Recently Issued Accounting Standards
Effective January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities under Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, and should be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula to determine earnings per share for multiple classes of stock according to dividends declared and participation rights in undistributed earnings. The nonvested shares of Class B Common Stock issued under our stock-based incentive plan are participating securities with nonforfeitable rights to dividends. Therefore, upon the adoption of FSP No. EITF 03-6-1, our nonvested Class B Common Stock was included as a third class of stock for purposes of earnings per share computations. This impacted our reported earnings per Class A and Class B share. We adjusted all prior period earnings per share data presented to conform to the provisions of this FSP. The adoption of this FSP did not impact our financial position or net income.
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
In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. The FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, the FSP requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The adoption of this FSP effective for Advanta for the quarter ending June 30, 2009 is not expected to have a significant impact on our financial position or results of operations.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing intent and ability indicator. Under the FSP, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, the FSP changes the presentation of an other-than-temporary impairment in the income statement for those impairments. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. The adoption of this FSP effective for Advanta for the quarter ending June 30, 2009 is not expected to have a significant impact on our financial position or results of operations.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments. This FSP requires interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS No. 107, Disclosures about the Fair Value of Financial Instruments. Additionally, the FSP requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. The adoption of this FSP effective for Advanta for the quarter ending June 30, 2009 will result in additional disclosures but will not impact our financial position or results of operations.
Note 3) Interest-Bearing Deposits and Investments Available for Sale
Interest-bearing deposits at March 31, 2009 include $125.3 million of deposits pledged as collateral for payment obligations under contracts with certain third parties in the ordinary course of business. There were no interest-bearing deposits pledged as collateral as of December 31, 2008.
Investments available for sale consisted of the following:

	March 31, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U.S. Treasury and government agency securities	$244,280	$244,493	$312,112	$313,209
State and municipal securities	16,641	16,320	18,015	17,064
Corporate bonds	5,000	4,997	0	0
Commercial paper	2,000	1,999	8,796	8,799
Asset-backed securities:
Credit card asset-backed securities(1)	182,190	175,005	291,919	281,601
Mortgage and home equity line of credit-backed securities	31,541	18,354	32,692	22,467
Equity securities(2)	8,211	8,239	8,245	8,191
Money market funds(3)	349,177	349,177	325,548	325,548
Other	367	366	367	366

Total investments available for sale	$839,407	$818,950	$997,694	$977,245

(1)	Amounts at March 31, 2009 represent AdvantaSeries Class A notes issued in our securitizations and purchased by one of our bank subsidiaries. Amortized cost includes $150 million of AdvantaSeries 2008-A3 and $32.2 million of AdvantaSeries 2005-A5.

(2)	Includes venture capital investments of $123 thousand at March 31, 2009 and December 31, 2008. The amount shown as amortized cost represents fair value for venture capital investments.

(3)	Money market funds at March 31, 2009 include investments in Federated Prime Cash Obligations Fund of $100.9 million, Dreyfus Cash Management Fund of $89.1 million, JP Morgan 829 Fund of $52.5 million, Blackrock Liquidity Funds TempFund of $52.5 million, and Barclays Prime Money Market Fund of $52.5 million.
There were no declines in the fair value of investments available for sale below their cost that were deemed to be other than temporary at March 31, 2009 or December 31, 2008. The fair value of investments available for sale in an unrealized loss position and the related unrealized losses at March 31, 2009 were as follows:

	Less Than 12 Months in		12 Months or Longer in
	an Unrealized Loss		an Unrealized Loss
	Position		Position		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Amount	Value	Amount	Value	Amount	Value

U.S. Treasury and government agency securities	$(1)	$4,120	$0	$0	$(1)	$4,120
State and municipal securities	(49)	3,426	(381)	6,475	(430)	9,901
Corporate bonds	(3)	4,997	0	0	(3)	4,997
Commercial paper	(1)	1,999	0	0	(1)	1,999
Credit card asset-backed securities	(7,185)	175,005	0	0	(7,185)	175,005
Mortgage and home equity line of credit-backed securities	0	0	(13,358)	13,493	(13,358)	13,493
Other securities	(1)	36	0	0	(1)	36

Total	$(7,240)	$189,583	$(13,739)	$19,968	$(20,979)	$209,551

Our two credit card asset-backed securities were in a loss position at March 31, 2009. The $150 million par value of AdvantaSeries 2008-A3 notes had an unrealized loss of $7.0 million and the $32.6 million par value of AdvantaSeries 2005-A5 notes had an unrealized loss of $210 thousand. The unrealized losses were due to the ongoing difficulties in the asset-backed securities market that created turmoil in the capital markets and recent negative performance trends of receivables in the Advanta Business Card Master Trust. In February 2009, both of these securities’ ratings were downgraded by Standard and Poor’s from AAA negative watch to AA and by Moody’s Investor Service from Aaa to Baa2. The unrealized losses on credit card asset-backed securities were not deemed to be other than temporary impairments since based on the amount of credit enhancement in the form of subordinated tranches and cash collateral, we expect to collect all amounts due according to the contractual terms. We also have the intent and ability to hold them for a period of time sufficient to allow for recovery in fair value, which may be maturity.
We had seventeen mortgage or home equity line of credit-backed securities that were in a loss position at March 31, 2009. The amounts of unrealized losses per individual mortgage or home equity line of credit-backed security at March 31, 2009 were as follows: three securities with a loss between $1.6 million and $2.0 million, two securities with a loss between $1.0 million and $1.5 million, five securities with a loss between $500 thousand and $1.0 million, five securities with a loss between $100 thousand and $499 thousand and two securities with losses less than $100 thousand. Substantially all of the mortgage and home equity line of credit-backed securities in our investment portfolio are floating rate and are backed by subprime mortgage loans or subprime home equity loans. The fair values of our investments in mortgage and home equity line of credit-backed securities declined in the second half of 2007, 2008 and again in 2009 due to the difficulties in the subprime mortgage industry that created turmoil in the capital markets. At March 31, 2009, 36% of our investments in mortgage and home equity line of credit-backed securities at amortized cost were rated from AAA to AA by Standard & Poor’s, from Aaa to Aa2 by Moody’s Investor Service, or the equivalent from other rating agencies, after taking into account the downgrade of ten of the investments by at least one rating agency in the first quarter of 2009. Ten investments, representing the remaining 64% of our investments in mortgage and home equity line of credit-backed securities at amortized cost and 84% of the gross unrealized loss, were either rated from AA- to BB by Standard & Poor’s, from Aa3 to Caa2 by Moody’s Investor Service, or the equivalent from other rating agencies at March 31, 2009. Based on the issuing trusts’ payment histories and performances and the amounts of credit enhancement in the form of subordinate tranches, overcollateralization and/or insurance, we expect to receive the scheduled interest and principal payments according to the contractual terms on each of these securities. Our investments in mortgage and home equity line of credit-backed securities represent a small portion of our overall liquidity position and we have the intent and ability to retain these investments for a period of time sufficient to allow for recovery in fair value, which may be maturity. Based on these factors, the unrealized losses on these investments were not deemed to be other than temporary impairments.

Note 4) Receivables
Receivables on the balance sheet consisted of the following:

	March 31,	December 31,
	2009	2008

Business credit card receivables	$549,363	$505,578
Other receivables	7,653	8,583

Gross receivables	557,016	514,161

Add: Deferred origination costs, net of deferred fees	2,105	4,586
Less: Allowance for receivable losses
Business credit cards	(118,618)	(102,700)
Other receivables	(1,226)	(1,203)

Total allowance for receivable losses	(119,844)	(103,903)

Receivables, net	$439,277	$414,844

See Note 6 for information on geographic concentration for owned business credit card receivables. Also see Note 6 for statistical information on owned receivables 30 days or more delinquent, 90 days or more delinquent, on nonaccrual status, accruing receivables past due 90 days or more, and net principal charge-offs.
Note 5) Allowance for Receivable Losses
The following table presents activity in the allowance for receivable losses for the three months ended March 31:

	2009	2008

Balance at January 1	$103,903	$68,540
Provision for credit losses	41,277	28,382
Provision for interest and fee losses	7,765	4,361
Gross principal charge-offs:
Business credit cards	(27,119)	(16,579)
Principal recoveries:
Business credit cards	486	273

Net principal charge-offs	(26,633)	(16,306)

Interest and fee charge-offs:
Business credit cards	(6,468)	(3,832)

Balance at March 31	$119,844	$81,145

Note 6) Securitization Activities
We sell business credit card receivables through securitizations accounted for as sales under GAAP. We continue to own and service the accounts that generate the securitized receivables. Off-balance sheet securitized receivables represent a significant portion of our funding at March 31, 2009. We use one securitization trust for all of our securitizations. The securitization trust was created to hold the collateral (the business credit card receivables) and issue notes primarily to institutional investors. The securitization trust, Advanta Business Card Master Trust, is a qualified special purpose entity, has no equity and is financed through notes issued primarily to institutional investors, our subordinated trust assets and our seller’s interest. Only principal receivables are sold to noteholders. Accrued interest and fees on securitized receivables remain on-balance sheet and are classified as accounts receivable from securitizations on the consolidated balance sheets. Our seller’s interest is an undivided interest in the principal receivables in the trust and represents the amount of receivables in the trust not allocated to investors. The seller’s interest does not meet the criteria for sale accounting in SFAS No. 140 and is classified as receivables on the consolidated balance sheets. The seller’s interest does not provide credit enhancement to the securitized receivables. The size of the trust is unlimited.

As of March 31, 2009, we had $4.2 billion of securitized receivables, $3.9 billion of which were off-balance sheet. As of December 31, 2008, we had $4.5 billion of securitized receivables, $4.1 billion of which were off-balance sheet. We hold certain securitized receivables on-balance sheet in the form of subordinated trust assets that are a component of retained interests in securitizations and AdvantaSeries Class A notes that are part of our investment portfolio. Our investments available for sale included AdvantaSeries Class A notes issued in our securitizations with a fair value of $175.0 million as of March 31, 2009 and $281.6 million as of December 31, 2008. We had $402.8 million of accounts receivable from securitizations on our balance sheet as of March 31, 2009 and $301.1 million as of December 31, 2008. Accounts receivable from securitizations include retained interests in securitizations, accrued interest and fees on securitized receivables and amounts due from the securitization trust. Our business credit card receivables on the balance sheet include seller’s interest of $408 million as of March 31, 2009 and $377 million as of December 31, 2008.
We generally retain an interest in securitized receivables in the form of subordinated trust assets, cash collateral accounts and retained interest-only strips, each of which serve as credit enhancement to the noteholders’ interests in the securitized receivables. In accordance with regulatory guidance, our retained interests in securitizations and our accrued interest and fees on securitized receivables (collectively referred to as “residual interests”) are treated as a subordinated retained interest for regulatory capital purposes. The fair values of retained interests in securitizations are dependent upon the performance of the underlying securitized receivables, market-driven interest rates and market credit spreads. Therefore, we have a financial interest in and exposure to the performance of the securitized receivables. The exposure includes interest rate risk since securitization income fluctuates with yields on securitized receivables and interest rates earned by securitization noteholders. The exposure includes market risk since an increase in market credit spreads increases the rate used to discount projected cash flows and results in lower estimates of fair value of retained interests in securitizations. Our retained interests in securitizations entitle us to the excess spread, if any, on the receivables, which represents income-related cash flows on securitized receivables (interest, interchange, recoveries and fees) net of noteholders’ interest, servicing fees and credit losses. If the income-related cash flows on securitized receivables do not exceed the other components of the excess spread, the value of our retained interests will decline, potentially to zero. As of March 31, 2009 and December 31, 2008, our retained interest-only strip was valued at zero.
Our recourse or credit risk in the off-balance sheet securitized receivables is limited to the value of our retained interests in securitizations. On a monthly basis, income-related cash flows on securitized receivables are used to pay both interest to noteholders and servicing fees, and excess cash flow, if any, serves as credit enhancement to cover credit losses in that month. We have no liquidity arrangements, guarantees and/or other arrangements that could require us to provide financial support to the securitization trust and we had not provided any financial support to the trust as of March 31, 2009. However, we did voluntarily choose to provide financial support to the trust in April 2009 by buying charged-off receivables that were previously part of the trust portfolio for $7.6 million, which increased the trust’s excess spread. There are no liquidity arrangements, guarantees and/or other commitments by third parties that would provide financial support to the trust.
The securitization agreements contain conditions that would trigger an early amortization. An early amortization would result in the end of the revolving periods prior to the expected dates. In an early amortization, the noteholders are paid only as payments on the securitized receivables are received from customers. An early amortization for the AdvantaSeries securitizations would be triggered if the three-month average excess spread amount was not maintained at a level greater than $0. At March 31, 2009, the AdvantaSeries three-month average excess spread amount was $7.9 million or 2.24% of AdvantaSeries noteholder balances. We currently expect that trust performance in May 2009 will cause the securitization transactions to fall below contractual excess spread requirements and will cause the securitization transactions to enter early amortization. Although we have securitization structuring alternatives and other tools available to us to increase the trust’s cash-based revenues that we believe could be used to avoid an early amortization, we do not expect to use these tools to supplement the trust’s cash based revenues or otherwise provide financial support to the trust. Instead we expect an early amortization of our securitization transactions to occur. In order to eliminate the potential negative liquidity impact of early amortization, in connection with early amortization we expect to close our customers’ accounts to future purchases and activity. The closing of customer accounts may negatively affect our ability to collect outstanding balances from our cardholders and result in higher delinquencies and charge-offs than we would have otherwise expected. An early amortization of our securitization transactions and closing our customers’ accounts will also have a negative impact on the value of certain of our assets, including our retained interests in securitizations, and could have a negative impact on the carrying value of our owned receivables and accrued interest and fees on securitized receivables. An early amortization also could make it more difficult for us to access the securitization markets for future funding.

The following disclosures represent the aggregate data for our business credit card securitizations.
Accounts receivable from securitizations consisted of the following:

	March 31,	December 31,
	2009	2008

Retained interests in securitizations	$121,939	$125,601
Amounts due from the securitization trust	188,751	65,041
Accrued interest and fees on securitized receivables, net(1)	92,129	110,476

Total accounts receivable from securitizations	$402,819	$301,118

(1)	Reduced by an estimate for uncollectible interest and fees of $41.7 million at March 31, 2009 and $31.0 million at December 31, 2008.
Quoted market prices were not available for our retained interests in securitizations for the three months ended March 31, 2009 or for the same period of 2008. The following represents securitization data and the key assumptions used in estimating the fair value of retained interests in securitizations at the time of each new securitization or replenishment sale.

	Three Months Ended
	March 31,
	2009	2008

Average securitized receivables	$4,353,007	$5,350,034
Securitization (loss) income	(59,907)	16,997
Discount accretion	12,089	6,985
Interchange income	47,183	55,445
Servicing revenues	20,847	26,092
Proceeds from new securitizations	125,000	124,700
Proceeds from collections reinvested in revolving-period securitizations	1,825,086	2,552,077
Cash flows received on retained interests(1)	51,582	79,935
Key assumptions:
Discount rate	39.33% – 66.12%	12.21% – 17.62%
Monthly payment rate	19.96% – 22.20%	18.84% – 20.46%
Loss rate	14.54% – 21.32%	6.20% – 9.02%
Interest yield, net of interest earned by noteholders	13.62% – 15.06%	8.79% – 11.36%

(1)	Amounts reported for the three months ended March 31, 2009 exclude interest on AdvantaSeries Class A notes that is classified as interest income on the consolidated income statements.
There were no purchases of delinquent accounts from the securitization trust during the three months ended March 31, 2009 or 2008.
We used the following assumptions in measuring the fair value of retained interests in securitizations at March 31, 2009 and December 31, 2008. The assumptions listed represent weighted averages of assumptions used for each securitization.

	March 31,	December 31,
	2009	2008

Discount rate	66.12%	39.63% – 43.96%
Monthly payment rate	19.96%	21.13% – 22.20%
Loss rate	21.32%	14.54% – 16.72%
Interest yield, net of interest earned by noteholders	13.62%	14.70%

In addition to the assumptions identified above, management also considered qualitative factors when assessing the fair value of retained interests in securitizations such as the potential volatility of the current market for similar instruments and the impact of the current economic environment on the performance of the receivables sold.

We have prepared sensitivity analyses of the valuations of retained interests in securitizations that were estimated using the assumptions identified above. The sensitivity analyses show the hypothetical effect on the estimated fair value of those assets of two unfavorable variations from the expected levels for each key assumption, independently from any change in another key assumption. Set forth below are the results of those sensitivity analyses on the valuation at March 31, 2009.

Effect on estimated fair value of the following hypothetical changes in key assumptions(1):
Discount rate increased 200 basis points	$(1,409)
Discount rate increased 400 basis points	(2,778)
Monthly payment rate at 90% of base assumption	(5,973)
Monthly payment rate at 80% of base assumption	(11,026)
Loss rate at 110% of base assumption	(20,328)
Loss rate at 125% of base assumption	(50,820)
Interest yield, net of interest earned by noteholders, decreased 100 basis points	(9,551)
Interest yield, net of interest earned by noteholders, decreased 200 basis points	(19,103)

(1)	The amounts reported represent the decrease in discounted cash flows (interest yield net of interest paid to noteholders, servicing fees and credit losses) that would result from the stated change in assumption. These amounts do not consider future interchange and other fee cash flows that are not modeled as part of the retained interest valuation and may be available to absorb a portion of the reported unfavorable variations in cash flows.
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

	March 31,	December 31,	March 31,
	2009	2008	2008

Owned business credit card receivables	$549,363	$505,578	$966,145
Securitized business credit card receivables	4,152,309	4,511,650	5,303,936

Total managed receivables	$4,701,672	$5,017,228	$6,270,081

Receivables 30 days or more delinquent:
Owned	$68,265	$52,997	$51,900
Securitized	495,008	425,271	280,208
Total managed	563,273	478,268	332,108
Receivables 90 days or more delinquent:
Owned	34,246	24,132	24,028
Securitized	247,390	188,424	130,436
Total managed	281,636	212,556	154,464
Nonaccrual receivables:
Owned	12,198	9,688	11,008
Securitized	92,440	85,277	66,120
Total managed	104,368	94,965	77,128
Accruing receivables past due 90 days or more:
Owned	31,808	22,166	21,835
Securitized	228,904	170,876	117,118
Total managed	260,712	193,042	138,953
Net principal charge-offs for the three months ended March 31 and December 31:
Owned	26,633	24,092	16,306
Securitized	166,962	135,270	85,753
Total managed	193,595	159,362	102,059

At March 31, 2009, approximately 16% of our owned and managed business credit card receivables were concentrated in the state of California and approximately 9% were concentrated in the state of Florida. This compares to U.S. Census population estimates of the U.S. population residing in these states of 12% for California and 6% for Florida. Approximately 15% of U.S. small businesses are domiciled in California and approximately 7% of U.S. small businesses are domiciled in Florida based on a 2008 Small Business Administration report of 2007 data. We had no other concentrations in a single state of 9% or more of total owned or managed business credit card receivables.

Note 7) Other Assets and Liabilities
Other assets consisted of the following:

	March 31,	December 31,
	2009	2008

Net deferred tax asset	$95,831	$71,219
Investment in Fleet Credit Card Services, L.P.	32,095	32,095
Current income taxes receivable	20,883	4,962
Securities sold receivable	4,558	33,620
Investment in preferred securities trust	3,163	3,093
Other	69,973	70,956

Total other assets	$226,503	$215,945

At March 31, 2009, we had a $4.1 million receivable in other assets related to September 2008 redemption orders submitted to The Reserve Primary Fund, a money market fund investment. The net asset value of The Reserve Primary Fund declined below $1.00 per share on September 16, 2008, the day following our redemption request. Due to a large number of redemption requests, the fund received an SEC order suspending redemptions and postponing payment for shares that had already been submitted for redemption. The fund made partial distributions to shareholders in 2008 and 2009. We received $35.4 million of our redemption proceeds through March 31, 2009. The timing of the receipt of the remaining $4.1 million of estimated proceeds from the Reserve Primary Fund is uncertain and is subject to the orderly disposition of the fund’s securities and the resolution of pending and threatened claims that may affect the fund’s assets. There is uncertainty as to whether the fund’s loss will be allocated to shareholders that redeemed on September 15, 2008 and there is also uncertainty as to the level of fund assets that will be used to satisfy ongoing costs and expenses, legal fees, and pending or threatened claims against the fund or the fund’s assets. Since our proceeds from the redemption may be less than the redemption price of $1.00 per share, we recorded an estimated loss on the redemption of $1.0 million in 2008. In the three months ended March 31, 2009, we updated our estimate based on additional disclosures by the fund’s management and recorded an additional $860 thousand loss on the redemption.
For the three months ended March 31, 2008, we had a $4.6 million realized gain on the sale of MasterCard Incorporated shares and a $13.4 million realized gain on the redemption of Visa Inc. shares. The gain on Visa Inc. shares was related to Visa’s initial public offering and share redemption in March 2008. As of March 31, 2009, we own 497 thousand Visa Inc. Class B common shares that have zero cost basis and no book value. We have no remaining MasterCard Incorporated shares as of March 31, 2009.
Other liabilities consisted of the following:

	March 31,	December 31,
	2009	2008

Amounts due to the securitization trust	$118,131	$5,443
Liability for unrecognized tax benefits	37,300	38,659
Accounts payable and accrued expenses	32,650	31,781
Business rewards liability	29,153	30,563
Cash back rewards liability	22,646	23,174
Cash overdraft	7,792	12,284
Liabilities of discontinued operations	1,582	1,635
Current income taxes payable	701	681
Other	42,009	32,367

Total other liabilities	$291,964	$176,587

In July 2008, we commenced a reduction of workforce in connection with initiatives to outsource business processes within the areas of information technology, customer service, collections, and accounting and finance. In addition, in the first quarter of 2009, we announced plans to reduce our workforce by approximately 300 employees, or 35%, in order to reduce staffing to a level more commensurate with the portfolio size and scale of business activities that we anticipated for 2009. These reductions were substantially complete as of March 31, 2009 and we expect to pay the severance and related costs within twelve months of the severance dates. The cumulative severance and related costs were $3.5 million for the outsourcing of business processes and $10.3 million for the other reduction in workforce. These costs were included in salaries and employee benefits expense of the Advanta Business Cards segment. The accrued severance and costs related to these initiatives were included in other liabilities on the consolidated balance sheets. The details of these costs associated with these workforce reductions are as follows:

			December 31,			March 31,
	Six Months Ended		2008	Three Months Ended		2009
	December 31, 2008		Accrual	March 31, 2009		Accrual
	Accrued	Paid	Balance	Accrued	Paid	Balance

Outsourcing of business processes	$913	$495	$418	$2,583	$1,037	$1,964
Other reduction in workforce	0	0	0	10,288	3,371	6,917

Total	$913	$495	$418	$12,871	$4,408	$8,881

Note 8) Commitments and Contingencies
Advanta Corp. is a member of Visa U.S.A. Inc. (“Visa USA”) and owns shares of Visa Inc. Class B common stock. Our membership in Visa USA and our ownership interest in Visa Inc. (“Visa”) are related primarily to our former consumer credit card business, which we exited in 1998. Visa completed its initial public offering in March 2008 and set aside $3 billion of the proceeds in a litigation escrow account to fund litigation judgments or settlements that have occurred or may occur related to specified litigation matters between Visa and third parties. Advanta Corp. and its subsidiaries are not named as defendants in the specified litigation matters. However, to the extent Visa’s litigation escrow is not sufficient to satisfy the specified litigation matters, the members of Visa USA to varying extents may be required to fund certain losses incurred by Visa in connection with those matters due to member indemnification provisions within Visa USA’s bylaws. In 2007, we recorded a $12.0 million reserve associated with our contingent obligation to Visa USA related to the specified litigation matters between Visa and third parties. In March 2008, we increased the reserve by $577 thousand based on increases in litigation reserves disclosed by Visa. Also in March 2008, we reduced the liability by $6.1 million for our proportionate share of the amounts funded by Visa in the litigation escrow account. We classified the $5.5 million net reduction in indemnification reserves as a benefit to operating expenses for the three months ended March 31, 2008. There were no changes associated with our contingent obligation to Visa USA in the three months ended March 31 2009. The indemnification reserve for our contingent obligation to Visa USA was $5.9 million at March 31, 2009 and December 31, 2008. Pretax income for the three months ended March 31, 2008 includes a $13.4 million gain on the redemption of Visa shares in other revenues.
The FDIC and Utah Department of Financial Institutions have informed Advanta Bank Corp. that they believe its compliance management did not comply with legal requirements. We believe that our practices complied with all applicable laws. However, we increased our rewards accrual by $14.0 million in the third quarter of 2008, representing an estimate of additional rewards that may be paid related to certain cash back rewards programs. While the ultimate resolution of the compliance management matter is not certain and we do not believe any additional accrual is warranted, it is possible that additional accruals may be needed. Because of the status of the matter, a reasonable estimate of any potential impact on our results of operations, liquidity or financial condition can not be made at this time.
In addition to the matters discussed above, Advanta Corp. and its subsidiaries are subject to class action lawsuits and other litigation as well as legal, regulatory, administrative and other claims, investigations or proceedings arising in the ordinary course of business or discontinued operations. Management believes that the aggregate loss, if any, resulting from these additional matters will not have a material adverse effect on our financial position or results of operations based on our current expectations regarding the ultimate resolutions of the matters after consultation with our attorneys.
Note 9) Capital Stock
Cash dividends per share of common stock declared and paid were as follows:

	Three Months Ended
	March 31,
	2009	2008

Class A Common Stock	$0.0200	$0.1771
Class B Common Stock	0.0250	0.2125

In April 2009, we elected to defer the $4.6 million semi-annual interest payments on the subordinated debt payable to the preferred securities trust issued by

Advanta Corp. and as a consequence, interest payments on the trust preferred securities issued by Advanta Capital Trust I will also be deferred. The terms of the trust preferred securities provide that no dividends can be declared or paid on Advanta Corp.’s common or preferred stocks during the deferral period. We have suspended payment of dividends on our common and preferred stocks.
In the three months ended March 31, 2009, we purchased 98 thousand shares of Class B Common Stock from employees in connection with severance agreements at an average price of $0.58 per share.
Note 10) Stock-Based Compensation
All nonvested shares and stock options outstanding in the reported periods were for Class B Common Stock.
Nonvested shares activity was as follows for the three months ended March 31, 2009:

		Weighted
		Average Grant
	Number of	Date Fair
(Shares in thousands)	Shares	Value

Outstanding at January 1	4,052	$9.95
Granted	454	1.18
Forfeited	(899)	9.67

Outstanding at March 31	3,607	$8.91

As of March 31, 2009, there was $14.1 million of total unrecognized compensation expense related to nonvested shares and we expect to recognize the expense over a weighted average period of 8.2 years.
Compensation expense and related tax effects recognized in connection with nonvested shares were as follows:

	Three Months Ended
	March 31,
	2009	2008

Compensation (benefit) expense	$(3,935)	$1,082
Income tax (expense) benefit	(1,377)	413

Stock option activity was as follows for the three months ended March 31, 2009:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
(Shares in thousands)	Options	Price	Value	Life

Outstanding at January 1	9,393	$12.89
Granted	95	3.36
Forfeited	(829)	17.55

Outstanding at March 31	8,659	$12.33	$0	7.2 years

Options exercisable at March 31	5,865	$9.97	$0	6.6 years

There were no stock options exercised in the three months ended March 31, 2009. As of March 31, 2009, there was $8.2 million of total unrecognized compensation expense related to outstanding stock options and we expect to recognize the expense over a weighted average period of 1.7 years.

Compensation expense and related tax effects recognized in connection with employee stock options and the weighted average fair value of options granted were as follows:

	Three Months Ended
	March 31,
	2009	2008

Compensation expense	$1,212	$1,420
Income tax benefit	424	542
Weighted average fair value of options granted	$0.14	$1.36

Note 11) Segment Information
The following table reconciles information about the Advanta Business Cards segment to the consolidated financial statements:

	Advanta
	Business
	Cards	Other(1)	Total

Three months ended March 31, 2009
Interest income	$28,012	$6,196	$34,208
Interest expense	25,374	5,438	30,812
Noninterest losses	(3,436)	(577)	(4,013)
Pretax income (loss)	(116,806)	33	(116,773)

Three months ended March 31, 2008
Interest income	$36,016	$10,031	$46,047
Interest expense	18,198	9,946	28,144
Noninterest revenues	96,201	13,456	109,657
Pretax income	10,783	18,907	29,690

(1)	Other includes investment and other activities not attributable to the Advanta Business Cards segment. In addition, pretax income in the three months ended March 31, 2008 includes a $13.4 million gain on the redemption of Visa Inc. shares and the benefit of a $5.5 million decrease in Visa indemnification reserves.

Note 12) Income Taxes
Income tax (benefit) expense consisted of the following components:

	Three Months Ended
	March 31,
	2009	2008

Current:
Federal	$(15,811)	$2,596
State	(448)	429

Total current	(16,259)	3,025

Deferred:
Federal	(22,599)	8,255
State	(2,010)	48

Total deferred	(24,609)	8,303

Income tax (benefit) expense	$(40,868)	$11,328

The reconciliation of the statutory federal income tax to income tax (benefit) expense is as follows:

	Three Months Ended
	March 31,
	2009	2008

Statutory federal income tax	$(40,870)	$10,392
State income taxes, net of federal income tax benefit	(1,638)	298
Difference in estimated full year rate and year-to-date actual rate	1,266	0
Compensation limitation	44	99
Nondeductible expenses	151	140
Other	179	399

Income tax (benefit) expense	$(40,868)	$11,328

Our effective tax (benefit) expense rate was (35.0)% for the three months ended March 31, 2009 as compared to 38.2% for the same period of 2008.
We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities and currently enacted tax laws. The net deferred tax asset is comprised of the following:

	March 31,	December 31,
	2009	2008

Deferred tax assets	$111,145	$90,373
Deferred tax liabilities	(15,314)	(19,154)

Net deferred tax asset	$95,831	$71,219

The components of the net deferred tax asset were as follows:

	March 31,	December 31,
	2009	2008

Securitization income	$27,760	$21,590
Rewards programs	18,063	18,796
Alternative minimum tax credit carryforwards	13,763	0
Deferred revenue	(11,635)	(14,519)
Federal tax benefit of state tax positions	10,552	10,982
Incentive and deferred compensation	7,623	8,388
Unrealized investment losses	7,160	7,157
Receivable losses	3,534	6,892
Visa indemnification	2,062	2,062
Deferred origination costs, net of deferred fees	(773)	(1,652)
Other	17,722	11,523

Net deferred tax asset	$95,831	$71,219

When evaluating the realizability of the deferred tax asset, we considered the impact of the current economic environment on 2009 results and the expectation for recovery during the forecast horizon, our taxable income for 2008 as a result of an increase in book/tax timing differences, the composition of our deferred tax asset which is comprised of book/tax timing differences that are not expected to expire and alternative minimum tax credit carryforwards that do not expire, and our expectation that Advanta will generate sufficient taxable income in future years and concluded that it was more likely than not that the deferred tax asset would be realized. Therefore, no valuation allowance was provided at March 31, 2009 or December 31, 2008.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

	March 31,	December 31,
	2009	2008

Balance at January 1	$16,106	$17,732
Additions based on tax positions related to the current year	0	714
Additions for tax positions of prior years	197	104
Reductions for tax positions of prior years	(685)	(1,989)
Settlements	(713)	(455)

Unrecognized tax benefits	$14,905	$16,106

Unrecognized tax benefits as of March 31, 2009, excluding accrued interest and penalties, were $14.9 million, of which $9.7 million, if recognized, would favorably affect our effective tax rate. The remaining $5.2 million represents the federal tax benefits of unrecognized state tax benefits that were recognized as a deferred tax asset.
For the three months ended March 31, 2009, the income tax benefit included an increase of interest of $103 thousand and a reduction in penalties of $64 thousand. At March 31, 2009, the liability for unrecognized tax benefits included $15.2 million accrued for potential payment of interest and $7.2 million accrued for potential payment of penalties. Of the $22.4 million total of accrued interest and penalties included in the liability for unrecognized tax benefits at March 31, 2009, $17.1 million would favorably affect our effective tax rate to the extent the interest and penalties were not assessed. The remaining $5.3 million represents the federal tax benefits on accrued interest that were recognized as a deferred tax asset.

The liability for unrecognized tax benefits at March 31, 2009 included $2.4 million related to tax positions for which it is reasonably possible that the total amounts could significantly change in the twelve months ending March 31, 2010. This amount represents a potential decrease in unrecognized tax benefits related to state tax settlements that may occur in that period and expiring state statutes of limitations.
We have an ownership interest in Fleet Credit Card Services, L.P. related to our exit from the consumer card business in 1998. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. was not subject to income tax. As of March 31, 2009, the cumulative gain on transfer of consumer credit card business and our deficit capital account in Fleet Credit Card Services, L.P. on a tax basis for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.
Note 13) Calculation of Earnings Per Share
The following table shows the calculation of basic earnings per common share and diluted earnings per common share.

	Three Months Ended
	March 31,
	2009	2008

Net (loss) income	$(75,905)	$18,362
Less: Preferred A dividends	(141)	(141)

Net (loss) income allocable to common stockholders	(76,046)	18,221
Less: Class A dividends declared	(269)	(2,368)
Less: Class B dividends declared	(684)	(5,743)
Less: Nonvested Class B dividends declared	(44)	(249)

Undistributed net (loss) income	$(77,043)	$9,861

Basic net (loss) income per common share
Class A	$(1.88)	$0.41
Class B	(1.87)	0.45

Diluted net (loss) income per common share
Class A	$(1.88)	$0.41
Class B	(1.87)	0.43

Basic weighted average common shares outstanding
Class A	13,418	13,368
Class B	27,192	27,022
Nonvested Class B	3,861	1,517

Dilutive effect of
Options Class B	0	1,104

Diluted weighted average common shares outstanding
Class A	13,418	13,368
Class B	27,192	28,126
Nonvested Class B	3,861	1,517

Antidilutive shares
Options Class B	9,044	3,920

Note 14) Fair Value of Financial Instruments
Fair Value Hierarchy
SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The level within the fair value hierarchy to measure the financial instrument is determined based on the lowest level input that is significant to the fair value measurement. The three levels of the fair-value hierarchy are as follows:
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008 are categorized in the tables below based upon the lowest level of significant input to the valuations. We had no liabilities measured at fair value at March 31, 2009 or December 31, 2008.

	March 31, 2009
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Investments available for sale:
U.S. Treasury and government agency securities	$234,493	$10,000	$0	$244,493
State and municipal securities	0	16,320	0	16,320
Corporate bonds	0	4,997	0	4,997
Commercial paper	0	1,999	0	1,999
Asset-backed securities:
Credit card asset-backed securities	0	0	175,005	175,005
Mortgage and home equity line of credit-backed securities	0	4,861	13,493	18,354
Equity securities	8,116	0	123	8,239
Money market funds	349,177	0	0	349,177
Other	0	366	0	366
Retained interests in securitizations	0	0	121,939	121,939

Total assets measured at fair value	$591,786	$38,543	$310,560	$940,889

	December 31, 2008
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Investments available for sale:
U.S. Treasury and government agency securities	$306,309	$6,900	$0	$313,209
State and municipal securities	0	17,064	0	17,064
Commercial paper	0	8,799	0	8,799
Asset-backed securities:
Credit card asset-backed securities	0	0	281,601	281,601
Mortgage and home equity line of credit-backed securities	0	5,065	17,402	22,467
Equity securities	8,068	0	123	8,191
Money market funds	325,548	0	0	325,548
Other	0	366	0	366
Retained interests in securitizations	0	0	125,601	125,601

Total assets measured at fair value	$639,925	$38,194	$424,727	$1,102,846

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Mortgage and
	Home Equity Line	Credit Card		Retained
	of Credit-Backed	Asset-Backed	Equity	Interests in
	Securities	Securities	Securities	Securitizations	Total

Fair value at January 1, 2009	$17,402	$281,601	$123	$125,601	$424,727
Unrealized loss(1)	0	0	0	(17,628)	(17,628)
Unrealized loss in other comprehensive income (loss)	(3,013)	3,132	0	0	119
Purchases, sales, issuances, settlements, net	(896)	(109,728)	0	13,966	(96,658)
Transfers in and/or out of Level 3	0	0	0	0	0

Fair value at March 31, 2009	$13,493	$175,005	$123	$121,939	$310,560

(1)	Unrealized gains or losses on retained interests in securitizations are included in securitization income (loss) on the consolidated income statements.
We also have assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis, such as cost method investments and capitalized costs associated with the acquisition or development of internal-use software. For such assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. There were no impairments in the three months ended March 31, 2009 or 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements, such as our plan that is designed to maximize our capital and our liquidity measures , that involve risks, uncertainties and assumptions, such as those set forth in the “Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995,” which can be found at the end of this Item, in “Item 1A. Risk Factors in Part II of this report and in "Item 1A. Risk Factors” found in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements. “Advanta”, “we”, “us” and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.
OVERVIEW
Consolidated net (loss) income includes the following business segment results:

	Three Months Ended
($ in thousands, except per share data)	March 31,
	2009	2008

Pretax (loss) income:
Advanta Business Cards	$(116,806)	$10,783
Other	33	18,907

Total pretax (loss) income	(116,773)	29,690
Income tax (benefit) expense	(40,868)	11,328

Net (loss) income	$(75,905)	$18,362
Diluted net (loss) income per common share:
Class A	$(1.88)	$0.41
Class B	$(1.87)	$0.43

Our Advanta Business Cards segment issues (through Advanta Bank Corp.) business purpose credit cards to small businesses and business professionals in the United States. Deterioration of the U.S. economy beginning in the latter half of 2007 and the continuing negative trends in economic conditions and disruption in the capital markets have adversely affected our business. Many small business credit card issuers, including Advanta, have experienced increased delinquencies and charge-offs due to the impact of the general economic downturn on small businesses. In addition, weaker economic conditions and a decline in our business credit card accounts have resulted in lower transaction volumes. The Advanta Business Cards pretax loss for the three months ended March 31, 2009 reflects the challenging economic environment and is due primarily to an increase in net principal charge-off and delinquency rates on owned and securitized receivables, lower average owned and securitized receivables, and the negative impact of recent performance trends on the fair value of our retained interests in securitizations, each as compared to the same period of 2008. The results for the three months ended March 31, 2009 also included $12.9 million of severance and related costs associated with workforce reductions. We had higher delinquency and net principal charge-off rates in the three months ended March 31, 2009 as compared to the same period of 2008 due primarily to deterioration in the U.S. economy and, to a lesser extent, continued seasoning of the portfolio, and as a result, we had higher provisions for credit losses and lower securitization income. Based on the current economic environment, we would expect these negative trends, if left unabated, to result in losses that would erode our capital. Additionally, further deterioration in the U.S. economy could worsen these trends.
Therefore, we made a decision during the week of May 4, 2009 designed to dramatically limit our credit losses and to maximize our capital and our liquidity measures.
Here is what we envision:

(1)	Our securitization trust will go into early amortization based on May’s performance. Early amortization will officially be determined on June 10.

(2)	Since the securitizations will not be permitted to fund new receivables after June 10, all credit card accounts will be shut down to future use at that time. Neither Advanta Bank Corp. nor any other Advanta-related entity will fund activity on our balance sheet from the accounts. Therefore, we will not take any off-balance sheet receivables onto our balance sheet. Shutting down the accounts will not accelerate payments required from cardholders on existing balances.

(3)	In early amortization almost all of the receipts from cardholders are required to be paid to the trust's noteholders and to our seller's interest. The trust’s notes are obligations of the trust and not of any Advanta entity. We are only at risk with respect to the off-balance sheet obligations to the extent of our residual interests.

(4)	Advanta Bank Corp. will use up to $1.4 billion to make a cash tender offer for the Advanta Business Card Master Trust Class A senior notes at a discount to their face value.

(5)	Advanta Corp. will make a cash tender offer for any or all of the 8.99% capital securities issued by Advanta Capital Trust I at a price related to recent market trades of these securities.

(6)	We will continue to service and collect the trust’s credit card receivables and our own receivables. This will be our first priority after early amortization begins, and we will take appropriate actions to adjust our expenses consistent with these activities. We will be free to do new business in the future to the extent we choose, but we do not expect to do so in a significant way until implementation of the plan is well under way.
We previously disclosed that we expected to use tools at our disposal to avoid early amortization of the trust unless we concluded that there was a better plan to maximize our capital and liquidity. We have now concluded that the plan outlined above is a better plan to achieve those goals and dramatically reduce our risks.

Returning to the first quarter’s results, those results not related to the Advanta Business Cards segment for the three months ended March 31, 2008 include a $13.4 million gain on the redemption of Visa Inc. shares and the benefit of a $5.5 million decrease in Visa indemnification reserves. See “Contingencies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
Effective January 1, 2009, we adopted FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities under SFAS No. 128, Earnings Per Share, and should be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula to determine earnings per share for multiple classes of stock according to dividends declared and participation rights in undistributed earnings. The nonvested shares of Class B Common Stock issued under our stock-based incentive plan are participating securities with nonforfeitable rights to dividends. Therefore, upon the adoption of FSP No. EITF 03-6-1, our nonvested Class B Common Stock was included as a third class of stock for purposes of earnings per share computations. This impacted our reported earnings per Class A and Class B share. We adjusted all prior period earnings per share data presented to conform to the provisions of this FSP. The adoption of this FSP did not impact our financial position or net income.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We have identified accounting for allowance for receivable losses, securitization income, rewards programs and income taxes as our most critical accounting policies and estimates because they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Estimates are inherently subjective and are susceptible to significant revision as more information becomes available. Changes in estimates could have a material impact on our financial position or results of operations. These accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2008.
ADVANTA BUSINESS CARDS
The following table provides key statistical information on our business credit card portfolio. Credit quality statistics for the business credit card portfolio are included in the “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Three Months Ended
($ in thousands)	March 31,
	2009	2008

Average owned receivables	$530,921	$999,130
Average securitized receivables	$4,353,007	$5,350,034
Customer transaction volume:
Merchandise sales	$2,260,811	$2,839,494
Balance transfers	65,255	238,337
Cash usage	209,589	360,282

Total customer transaction volume	$2,535,655	$3,438,113
New account originations	3,961	67,094
Average number of active accounts(1)	781,091	956,100
Ending number of accounts at March 31	995,327	1,331,496

(1)	Active accounts are defined as accounts with a balance at month-end. Active account statistics do not include charged-off accounts. The statistics reported above are the average number of active accounts for the three months ended March 31.
We began to reduce mail volume in direct mail account acquisition campaigns in 2008 in response to economic conditions and in the three months ended March 31, 2009, we further reduced our acquisition marketing efforts and shifted our focus to building value from the more profitable segment of our existing customer base through targeted promotional activities and programs designed to increase transaction volume and build receivable balances of those customers. As a result, we had fewer new account originations and lower average owned and securitized receivables for the three months ended March 31, 2009 as compared to the same period of 2008. In addition to reducing new account originations in 2008 and the three months ended March 31, 2009, we took many steps intended to reduce our exposure to our riskier customers. Among other things, we tightened underwriting criteria, reduced credit line assignments to amounts near outstanding balances where appropriate, and closed inactive accounts.
The components of pretax (loss) income for Advanta Business Cards are as follows:

	Three Months Ended
($ in thousands)	March 31,
	2009	2008

Net interest income on owned interest-earning assets	$2,638	$17,818
Noninterest (losses) revenues	(3,436)	96,201
Provision for credit losses	(41,254)	(28,382)
Operating expenses	(74,754)	(74,854)

Pretax (loss) income	$(116,806)	$10,783

The decrease in net interest income on owned interest-earning assets for the three months ended March 31, 2009 as compared to the same period of 2008 was due primarily to a decrease in average owned receivables and an increase in interest expense, partially offset by an increase in the average yields earned on receivables and retained interests in securitizations. Average owned business credit card receivables decreased $468 million for the three months ended March 31, 2009 as compared to the same period of 2008. In 2008, we increased our liquidity in response to continued turmoil in the economy and capital markets. The costs of this additional liquidity are allocated to the Advanta Business Card segment resulting in increased interest expense for the three months ended March 31, 2009 as compared to the same period of 2008. The average yield earned on business credit card receivables increased due primarily to pricing strategies we implemented in 2008 and a lower level of new account originations, partially offset by an increase in interest charge-off and delinquency rates that increased provisions for interest losses and reduced interest yield. The average yield earned on retained interests in securitizations increased due to higher discount rates used in our valuations resulting from the credit market environment.
Noninterest revenues (losses) include securitization income (loss), servicing revenues, interchange income, and other revenues and are reduced by rewards costs. Noninterest revenues for the three months ended March 31, 2009 decreased significantly as compared to the same period of 2008 due primarily to lower securitization income and interchange income, a decreased volume of securitized receivables that resulted in lower servicing fees, partially offset by lower rewards costs. Securitization income decreased for the three months ended March 31, 2009 as compared to the same period of 2008 due to increases in net principal charge-off and delinquency rates on securitized receivables and higher discount rates used in our fair value estimates of retained interests in securitizations, partially offset by an increase in the average yields on securitized receivables and a decrease in the average floating interest rates earned by noteholders due to lower short-term market interest rates.
The increase in provision for credit losses for the three months ended March 31, 2009 as compared to the same period of 2008 was due primarily to an increase in delinquency and net principal charge-off rate trends, partially offset by a decrease in average owned business credit card receivables. The increase in delinquency and net principal charge-off rates are the result of deterioration in the U.S. economy and, to a lesser extent, continued seasoning of the portfolio. See “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed discussion and a table of credit quality data.
Operating expenses for the three months ended March 31, 2009 included $12.9 million of severance and related costs associated with workforce reductions. The impact of these expenses were offset by lower amortization of deferred origination costs resulting from fewer new account originations, lower headcount and lower incentive compensation expense in the three months ended March 31, 2009 as compared to the same period of 2008.
INTEREST INCOME AND EXPENSE

	Three Months Ended
($ in thousands)	March 31,
	2009	2008

Interest income	$34,208	$46,047
Interest expense	30,812	28,144

The decrease in interest income for the three months ended March 31, 2009 as compared to the same period of 2008 was due primarily to a decrease in average business credit card receivables and a decrease in the average yield earned on investments due to the interest rate environment. These impacts were partially offset by an increase in the average yield earned on retained interests in securitizations due to higher discount rates used in our valuations resulting from the credit market environment, an increase in average investments, and an increase in the average yield earned on our business credit card receivables. The average yield earned on business credit card receivables increased due primarily to pricing strategies we implemented in 2008 and a lower level of new account originations. These pricing strategies included increasing the interest rates of customers with increased credit risk indicators. A lower level of new account originations in the three months ended March 31, 2009 resulted in a lower percentage of receivables at promotional interest rates as compared to the same period of 2008. The favorable impact of pricing strategies and fewer new account originations on receivable yields was partially offset by an increase in interest charge-off and delinquency rates that increased provisions for interest losses and reduced interest yield.
The increase in interest expense for the three months ended March 31, 2009 as compared to the same period of 2008 was due primarily to an increase in our average deposits outstanding, partially offset by a decrease in the average cost of funds on deposits resulting from the interest rate environment. We increased our level of deposit funding throughout 2008 to generate additional liquidity in response to continued turmoil in the economy and capital markets. Average deposits increased $689 million for the three months ended March 31, 2009 as compared to the same period of 2008.
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

INTEREST RATE ANALYSIS AND AVERAGE BALANCES

	Three Months Ended March 31,
	2009			2008
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Owned receivables:
Business credit cards(1)	$530,921	$15,923	12.16%	$999,130	$29,031	11.69%
Other receivables	8,453	91	4.34	7,331	99	5.44

Total receivables	539,374	16,014	12.04	1,006,461	29,130	11.64
Investments(2)	2,322,313	6,105	1.05	1,204,163	9,934	3.27
Retained interests in securitizations	122,018	12,089	39.63	221,002	6,985	12.64

Total interest-earning assets(3)	2,983,705	$34,208	4.62%	2,431,626	$46,049	7.58%
Noninterest-earning assets	522,534			516,086

Total assets	$3,506,239			$2,947,712

Interest-bearing liabilities:
Deposits	$2,460,433	$25,527	4.21%	$1,771,414	$21,919	4.98%
Debt	193,187	2,415	5.07	215,675	3,441	6.42
Subordinated debt payable to preferred securities trust	103,093	2,317	8.99	103,093	2,317	8.99
Other borrowings	62,544	553	3.54	25,220	467	7.33

Total interest-bearing liabilities	2,819,257	$30,812	4.43%	2,115,402	$28,144	5.35%
Noninterest-bearing liabilities	212,714			240,454

Total liabilities	3,031,971			2,355,856

Stockholders’ equity	474,268			591,856

Total liabilities and stockholders’ equity	$3,506,239			$2,947,712

Net interest spread			0.19%			2.23%
Net interest margin			0.46%			2.96%

(1)	Interest income includes late fees for owned business credit card receivables of $1.0 million for the three months ended March 31, 2009 and $1.8 million for the same period of 2008.

(2)	Includes federal funds sold, interest-bearing deposits and investments available for sale. Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

PROVISION AND ALLOWANCE FOR RECEIVABLE LOSSES

	Three Months Ended
($ in thousands)	March 31,
	2009	2008

Provision for credit losses	$41,277	$28,382
Provision for interest and fee losses	7,765	4,361

The increases in the provision for credit losses and the provision for interest and fee losses for the three months ended March 31, 2009 as compared to the same period of 2008 were due primarily to increases in delinquency and net principal charge-off rate trends, partially offset by a decrease in average owned business credit card receivables of $468 million for the three months ended March 31, 2009 as compared to the same period of 2008. The deterioration in credit performance is broad-based across industries, geographic regions and origination vintages in our receivable portfolio. The increasing delinquency and charge-off rates reflect deterioration in the U.S. economy and, to a lesser extent, continued seasoning of the portfolio. The credit performance of customers in geographic regions such as California and Florida, which have been impacted to a greater extent by deterioration in the housing market, unemployment and other local economic factors, experienced higher deterioration than other geographic regions. At March 31, 2009, 25% of the receivable portfolio was concentrated in the states of California and Florida. Approximately 22% of U.S. small businesses are domiciled in California and Florida based on a 2008 Small Business Administration report of 2007 data. While we remain focused on initiatives to reduce credit losses to the extent possible in the current economic environment, additional deterioration in the U.S. economy could cause these trends to worsen.
The allowance for receivable losses on business credit card receivables was $118.6 million as of March 31, 2009, or 21.59% of owned receivables, which was higher as a percentage of owned receivables than the allowance of $102.7 million, or 20.31% of owned receivables, as of December 31, 2008. The increase in the allowance for receivable losses reflects an increase in the estimate of losses inherent in the portfolio based on increases in delinquent receivables as of March 31, 2009, recent trends in net principal charge-off rates, the economic environment and the current composition of the portfolio.

The following table provides credit quality data as of and for the periods indicated for our owned business credit card receivable portfolio, including a summary of allowances for receivable losses, delinquencies, nonaccrual receivables, accruing receivables past due 90 days or more, and net principal charge-offs.

	March 31,	December 31,	March 31,
($ in thousands)	2009	2008	2008

Business Credit Cards — Owned
Allowance for receivable losses	$118,618	$102,700	$79,972
Receivables 30 days or more delinquent	68,265	52,997	51,900
Receivables 90 days or more delinquent	34,246	24,132	24,028
Nonaccrual receivables	12,198	9,688	11,008
Accruing receivables past due 90 days or more	31,808	22,166	21,835
As a percentage of receivables:
Allowance for receivable losses	21.59%	20.31%	8.28%
Receivables 30 days or more delinquent	12.43	10.48	5.37
Receivables 90 days or more delinquent	6.23	4.77	2.49
Nonaccrual receivables	2.22	1.92	1.14
Accruing receivables past due 90 days or more	5.79	4.38	2.26
As a percentage of 12 month lagged receivables:
Receivables 30 days or more delinquent	7.07%	5.14%	4.54%
Receivables 90 days or more delinquent	3.54	2.34	2.10
Nonaccrual receivables	1.26	0.94	0.96
Accruing receivables past due 90 days or more	3.29	2.15	1.91
Net principal charge-offs for the three months ended March 31 and December 31	$26,633	$24,092	$16,306
As a percentage of average receivables (annualized)	20.07%	14.09%	6.53%
As a percentage of 12 month lagged average receivables (annualized)	10.66	8.27	5.08

SECURITIZATION INCOME (LOSS)
We sell business credit card receivables through securitizations accounted for as sales under GAAP. We continue to own and service the accounts that generate the securitized receivables. Our retained interests in securitizations entitle us to the excess spread on the securitized receivables, if any. Excess spread represents income-related cash flows on securitized receivables net of noteholders’ interest, servicing fees and credit losses. Fair value estimates used in the recognition of securitization income include estimates of future cash flows of interest income on securitized receivables in excess of interest expense (interest earned by noteholders), servicing fees and credit losses over the life of the existing securitized receivables. Monthly excess spread percentages on all series of noteholder principal balances for the three months ended March 31, 2009 and 2008 were as follows:

	Jan. 2009	Feb. 2009	Mar. 2009	Jan. 2008	Feb. 2008	Mar. 2008
Monthly excess spread percentages	3.80%	1.58%	1.36%	5.36%	5.67%	6.55%
See the “Off-Balance Sheet Arrangements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of excess spread levels required to avoid an early amortization of the securitization trust as well as recent AdvantaSeries three-month average excess spread levels.
Securitization income (loss) decreased $76.9 million to a loss of $59.9 million for the three months ended March 31, 2009 as compared to income of $17.0 million the same period in 2008. The decrease in securitization income for the three months ended March 31, 2009 compared to the same period of 2008 was due to increases in net principal charge-off and delinquency rates on securitized receivables and higher discount rates used in our fair value estimates of retained interests in securitizations, partially offset by an increase in the average yields on securitized receivables, a decrease in the average floating interest rates earned by noteholders due to lower short-term market interest rates. The trends in net principal charge-off and delinquency rates on securitized receivables are similar to those on owned receivables described in the “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. The trends in yields on securitized receivables are similar to those on owned receivables described in the “Interest Income and Expense” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Securitization income includes an unfavorable valuation adjustment to retained interests in securitizations of $17.6 million for the three months ended March 31, 2009 and a favorable valuation adjustment to retained interests in securitizations of $4.0 million for the three months ended March 31, 2008. The unfavorable valuation adjustment in 2009 was due primarily to an increase in our discount rate assumptions resulting from the negative impact of recent performance trends. See further discussion of our determination of the discount rate assumption in the “Valuation of Financial Instruments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
The following tables provide managed data for Advanta Business Cards and a reconciliation of the managed data to the most directly comparable GAAP financial measures:

Managed Financial Measures and Statistics
	Advanta				Advanta
	Business Cards	GAAP	Securitization		Business Cards	Managed
($ in thousands)	GAAP	Ratio (1)	Adjustments		Managed	Ratio (1)

Three months ended March 31, 2009
Net interest income	$2,638	1.62%	$134,020		$136,658	11.19%
Provision for credit losses	41,254	25.27	184,591	(2)	225,845	18.50
Noninterest (losses) revenues	(3,436)	(2.10)	50,571		47,135	3.86
Average business credit card interest-earning assets	652,939		4,230,989		4,883,928
Three months ended March 31, 2008
Net interest income	$17,818	5.84%	$109,848		$127,666	8.04%
Provision for credit losses	28,382	9.30	81,753	(2)	110,135	6.94
Noninterest (losses) revenues	96,201	31.54	(28,095)		68,106	4.29
Average business credit card interest-earning assets	1,220,132		5,129,032		6,349,164

As of March 31, 2009
Ending business credit card receivables	$549,363		$4,152,309		$4,701,672
Receivables 30 days or more delinquent	68,265	12.43%	495,008		563,273	11.98%
Receivables 90 days or more delinquent	34,246	6.23	247,390		281,636	5.99
As of December 31, 2008
Ending business credit card receivables	$505,578		$4,511,650		$5,017,228
Receivables 30 days or more delinquent	52,997	10.48%	425,271		478,268	9.53%
Receivables 90 days or more delinquent	24,132	4.77	188,424		212,556	4.24
As of March 31, 2008
Ending business credit card receivables	$966,145		$5,303,936		$6,270,081
Receivables 30 days or more delinquent	51,900	5.37%	280,208		332,108	5.30%
Receivables 90 days or more delinquent	24,028	2.49	130,436		154,464	2.46

(1)	Ratios are as a percentage of average business credit card interest-earning assets except delinquency ratios which are as a percentage of ending business credit card receivables.

(2)	Includes the amount by which the credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses on securitized receivables been equal to actual reported charge-offs. Provision for credit losses also includes an unfavorable valuation adjustment to retained interests in securitizations of $17.6 million for the three months ended March 31, 2009 and a favorable adjustment of $4.0 million for the three months ended March 31, 2008.

SERVICING REVENUES
Servicing revenues were $20.8 million for the three months ended March 31, 2009 and $26.1 million for the same period of 2008. The decrease in servicing revenues for the three months ended March 31, 2009 as compared to the same period of 2008 was due to decreased volume of securitized business credit card receivables.
OTHER REVENUES

	Three Months Ended
($ in thousands)	March 31,
	2009	2008

Interchange income	$52,526	$65,648
Cash back rewards	(11,441)	(14,583)
Business rewards	(6,498)	(6,582)
Investment securities (losses) gains, net:
The Reserve Primary Fund	(860)	0
Visa Inc.	0	13,408
MasterCard Incorporated	0	4,607
Venture capital investments	0	(2)

Investment securities (losses) gains, net	(860)	18,013
Balance transfer and cash usage fees	751	3,006
Other business credit card fees	318	909
Other, net	251	157

Total other revenues, net	$35,047	$66,568

Interchange income includes interchange fees on both owned and securitized business credit cards. The decrease in interchange income for the three months ended March 31, 2009 as compared to the same period of 2008 was due to a decrease in merchandise sales transaction volume resulting from a lower number of active accounts. The average interchange rate was 2.3% for the three months ended March 31, 2008 and 2009.
The decreases in cash back and business rewards for the three months ended March 31, 2009 as compared to the same period of 2008 were due primarily to lower merchandise sales transaction volume and a lower number of accounts in the rewards programs.
At March 31, 2009, we had a $4.1 million receivable in other assets related to September 2008 redemption orders submitted to The Reserve Primary Fund, a money market fund investment. The net asset value of The Reserve Primary Fund declined below $1.00 per share on September 16, 2008, the day following our redemption request. Due to a large number of redemption requests, the fund received an SEC order suspending redemptions and postponing payment for shares that had already been submitted for redemption. The fund made partial distributions to shareholders in 2008 and 2009. We received $35.4 million of our redemption proceeds through March 31, 2009. The timing of the receipt of the remaining $4.1 million of estimated proceeds from the Reserve Primary Fund is uncertain and is subject to the orderly disposition of the fund’s securities and the resolution of pending and threatened claims that may affect the fund’s assets. There is uncertainty as to whether the fund’s loss will be allocated to shareholders that redeemed on September 15, 2008 and there is also uncertainty as to the level of fund assets that will be used to satisfy ongoing costs and expenses, legal fees, and pending or threatened claims against the fund or the fund’s assets. Since our proceeds from the redemption may be less than the redemption price of $1.00 per share, we recorded an estimated loss on the redemption of $1.0 million in 2008. In the three months ended March 31, 2009, we updated our estimate based on additional disclosures by the fund’s management and recorded an additional $860 thousand loss on the redemption.
Investment securities gains for the three months ended March 31, 2008 included a $4.6 million realized gain on the sale of MasterCard Incorporated shares and a $13.4 million realized gain on the redemption of Visa Inc. shares. The gain on Visa Inc. shares was related to Visa’s initial public offering and share redemption in March 2008. As of March 31, 2009, we own 497 thousand Visa Inc. Class B common shares that have zero cost basis and no book value. We have no remaining MasterCard Incorporated shares as of March 31, 2009.
The decrease in balance transfer and cash usage fees for the three months ended March 31, 2009 as compared to the same period of 2008 was due to a decrease in balance transfer volume and a lower number of cash transactions that resulted from our initiatives designed to manage risk exposure, including fewer new account originations and lower promotional activities. These impacts were partially offset by an increase in the fees charged for balance transfers and cash usage in the three months ended March 31, 2009 as compared to the same period of 2008.
The decrease in other business credit card fees for the three months ended March 31, 2009 as compared to the same period of 2008 was due to a lower number of active accounts.
OPERATING EXPENSES

	Three Months Ended
($ in thousands)	March 31,
	2009	2008

Salaries and employee benefits	$29,783	$28,528
External processing	8,921	8,245
Marketing	6,574	5,236
Credit	6,298	2,027
Professional fees	5,341	5,591
Equipment	4,595	3,232
Amortization of deferred origination costs, net	2,723	10,944
Occupancy	2,569	2,471
Insurance	1,573	899
Fraud	1,497	2,032
Postage	1,404	1,607
Telephone	1,184	979
Travel and entertainment	998	779
Visa indemnification	0	(5,501)
Other	1,419	2,419

Total operating expenses	$74,879	$69,488

Salaries and employee benefits increased for the three months ended March 31, 2009 as compared to the same period of 2008 due primarily to severance and related costs associated with the workforce reductions described below, partially offset by lower headcount and lower incentive compensation expense that resulted from a change in estimate of incentives related to the 2008 performance year.
In July 2008, we commenced a reduction of workforce in connection with initiatives to outsource business processes within the areas of information technology, customer service, collections, and accounting and finance. In addition, in the first quarter of 2009, we announced plans to reduce our workforce by approximately 300 employees, or 35%, in order to reduce staffing to a level more commensurate with the portfolio size and scale of business activities that we anticipated for 2009. For the three months ended March 31, 2009, salaries and employee benefits include severance and related costs of $2.6 million for the outsourcing initiative and $10.3 million for the other workforce reduction. These workforce reductions were substantially complete as of March 31, 2009 and we expect to pay the severance and related costs within twelve months of the severance dates. As a result of these reductions in employee headcount, as well as other planned cost reduction strategies, we expect total operating expenses for 2009 to be lower than total operating expenses reported for the year ended December 31, 2008.
External processing expense increased for the three months ended March 31, 2009 as compared to the same period of 2008 due to increased offshore processing costs, partially offset by a decrease in third party costs for administrative functions associated with the servicing of our business credit card accounts due to a lower number of accounts and a decrease in transaction volume.
Marketing expense increased for the three months ended March 31, 2009 as compared to the same period of 2008 due primarily to sponsorship activities relating to cultural and sporting events.
Credit expense increased for the three months ended March 31, 2009 as compared to the same period of 2008 due primarily to the increased use of third parties as part of our receivable collection initiatives.
Equipment expense increased for the three months ended March 31, 2009 as compared to the same period of 2009 due primarily to license fees, maintenance costs and amortization of software used in connection with account management activities and profitability initiatives.
Amounts paid to third parties to acquire business credit card accounts and certain other origination costs are deferred and netted against any related business credit card origination fee, and the net amount is amortized on a straight-line basis over a privilege period of one year. Amortization of deferred origination costs, net, decreased for the three months ended March 31, 2009 as compared to the same period of 2008 due primarily to a decrease in the number of new account originations.
The increase in insurance expense for the three months ended March 31, 2009 as compared to the same period of 2008 is primarily a result of an increase in Federal Deposit Insurance Corp. insurance costs on deposit liabilities. Our deposit insurance costs increased due to the significant increase in our average outstanding deposits for the three months ended March 31, 2009 as compared to the same period of 2008 and an increase in the insurance assessment rate. We expect our deposit insurance rate for the remainder of 2009 to be higher than the rate for the three months ended March 31, 2009 based on Federal Deposit Insurance Corp. announcements of rate increases effective April 2009 and a possible additional premium assessment.
Fraud expense decreased for the three months ended March 31, 2009 as compared to the same period of 2008 due to a decrease in owned and securitized receivables.
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

CONTINGENCIES
Advanta Corp. is a member of Visa USA and owns shares of Visa Inc. Class B common stock. Our membership in Visa USA and our ownership interest in Visa Inc. (“Visa”) are related primarily to our former consumer credit card business, which we exited in 1998. Visa completed its initial public offering in March 2008 and set aside $3 billion of the proceeds in a litigation escrow account to fund litigation judgments or settlements that have occurred or may occur related to specified litigation matters between Visa and third parties. Advanta Corp. and its subsidiaries are not named as defendants in the specified litigation matters. However, to the extent Visa’s litigation escrow is not sufficient to satisfy the specified litigation matters, the members of Visa USA to varying extents may be required to fund certain losses incurred by Visa in connection with those matters due to member indemnification provisions within Visa USA’s bylaws. In 2007, we recorded a $12.0 million reserve associated with our contingent obligation to Visa USA related to the specified litigation matters between Visa and third parties. In March 2008, we increased the reserve by $577 thousand based on increases in litigation reserves disclosed by Visa. Also in March 2008, we reduced the liability by $6.1 million for our proportionate share of the amounts funded by Visa in the litigation escrow account. We classified the $5.5 million net reduction in indemnification reserves as a benefit to operating expenses for the three months ended March 31, 2008. There were no changes associated with our contingent obligation to Visa USA in the three months ended March 31 2009. The indemnification reserve for our contingent obligation to Visa USA was $5.9 million at March 31, 2009 and December 31, 2008. Pretax income for the three months ended March 31, 2008 includes a $13.4 million gain on the redemption of Visa shares in other revenues.
The FDIC and Utah Department of Financial Institutions have informed Advanta Bank Corp. that they believe its compliance management did not comply with legal requirements. We believe that our practices complied with all applicable laws. However, we increased our rewards accrual by $14.0 million in the third quarter of 2008, representing an estimate of additional rewards that may be paid related to certain cash back rewards programs. While the ultimate resolution of the compliance management matter is not certain and we do not believe any additional accrual is warranted, it is possible that additional accruals may be needed. Because of the status of the matter, a reasonable estimate of any potential impact on our results of operations, liquidity or financial condition can not be made at this time.
In addition to the matters discussed above, Advanta Corp. and its subsidiaries are subject to class action lawsuits and other litigation as well as legal, regulatory, administrative and other claims, investigations or proceedings arising in the ordinary course of business or discontinued operations. Management believes that the aggregate loss, if any, resulting from these additional matters will not have a material adverse effect on our financial position or results of operations based on our current expectations regarding the ultimate resolutions of the matters after consultation with our attorneys.

INCOME TAXES
Income tax (benefit) expense was as follows:

	Three Months Ended
($ in thousands)	March 31,
	2009	2008

Income tax (benefit) expense	$(40,868)	$11,328
Effective tax (benefit) expense rate	(35.0)%	38.2%

We recognized a tax benefit for the three months ended March 31, 2009 as compared to tax expense for the same period of 2008 due primarily to the pretax loss incurred in the period and our estimated full year 2009 effective tax rate benefit of 34%. Our estimated effective tax rate for 2009 reflects an estimated full year loss and the impact of nondeductible expenses. Included in the benefit for the three months ended March 31, 2009 is a 1% benefit due to favorable settlements and changes in judgment associated with prior period uncertain tax positions as compared to a 1.8% benefit for the same period of 2008.
In evaluating the realizability of the deferred tax asset at March 31, 2009, we considered the 2009 pretax loss which reflects the current economic environment, the composition of our deferred tax asset that is comprised of book/tax timing differences that are not expected to expire and alternative minimum tax credit carryforwards that do not expire, and our expectation that we will generate sufficient taxable income in future years to realize the deferred tax asset. Estimates of expected future taxable income are based on forecasts for operations over a reasonable forecasting horizon including the expected timing of reversals of existing and projected book/tax differences and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires management to forecast the business credit card market and the competitive and general economic environment in future periods. The forecast of taxable income for future periods was challenging at March 31, 2009 as a result of the current economic environment. In assessing the economic environment in future periods, we considered the cyclical nature of the economy and forecasts by prominent economists for recovery during the forecast horizon. We concluded that it was more likely than not that the deferred tax asset would be realized as we expect to generate sufficient taxable income in the future to realize the deferred tax assets. Therefore, no valuation allowance has been provided. The level of future operating losses, changes in forecasted results, or other changes in facts and circumstances could impact our conclusion regarding the realizability of the deferred tax asset and a valuation allowance may need to be established in future periods.
We have an ownership interest in Fleet Credit Card Services, L.P. related to our exit from the consumer credit card business in 1998. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. was not subject to income tax. As of March 31, 2009, the cumulative gain on transfer of consumer credit card business and our deficit capital account in Fleet Credit Card Services, L.P. on a tax basis for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.

OFF-BALANCE SHEET ARRANGEMENTS
At March 31, 2009, off-balance sheet securitized receivables represented 56% of our funding. Based on market conditions for asset-backed securities and as part of our liquidity management and funding diversification strategies, we chose to have one of our bank subsidiaries purchase Class A notes issued in our securitizations in 2008. Since these notes are held on-balance sheet, they did not provide funding and they are not a component of off-balance sheet securitized receivables. The AdvantaSeries Class A notes held on-balance sheet could be used as collateral for potential future borrowings from the Federal Reserve Discount Window. These notes are classified as investments available for sale on the consolidated balance sheet.
As of March 31, 2009, we had $4.2 billion of securitized receivables, $3.9 billion of which were off-balance sheet. As of December 31, 2008, we had $4.5 billion of securitized receivables, $4.1 billion of which were off-balance sheet. We hold certain securitized receivables on-balance sheet in the form of subordinated trust assets that are a component of retained interests in securitizations and the Class A notes discussed above. Our investments available for sale included AdvantaSeries Class A notes with a fair value of $175.0 million as of March 31, 2009 and $281.6 million as of December 31, 2008. We had $402.8 million of accounts receivable from securitizations on our balance sheet as of March 31, 2009 and $301.1 million as of December 31, 2008. Accounts receivable from securitizations include retained interests in securitizations, accrued interest and fees on securitized receivables and amounts due from the securitization trust. Our business credit card receivables on the balance sheet include our undivided interest in the principal receivables in the trust (seller’s interest) of $408 million as of March 31, 2009 and $377 million as of December 31, 2008.
Our recourse or credit risk in off-balance sheet securitized receivables is limited to the amount of our retained interests in securitizations. We generally retain an interest in securitized receivables in the form of subordinated trust assets, cash collateral accounts and retained interest-only strips. Retained interests in securitizations serve as credit enhancement to the noteholders’ interests in the securitized receivables. We had $121.9 million of retained interests in securitizations at March 31, 2009 and $125.6 million at December 31, 2008. The fair values of retained interests in securitizations are dependent upon the performance of the underlying securitized receivables, market-driven interest rates and market credit spreads. Our retained interests in securitizations entitle us to the excess spread on the receivables, if any. Excess spread represents income-related cash flows on securitized receivables (interest, interchange, recoveries and fees) net of noteholders’ interest, servicing fees and credit losses. If the income-related cash flows on securitized receivables do not exceed the other components of the excess spread, the value of our retained interests will decline, potentially to zero. As of March 31, 2009 and December 31, 2008, our retained interest-only strip was valued at zero.

The following table summarizes securitization data including income and cash flows:

	Three Months Ended
($ in thousands)	March 31,
	2009	2008

Average securitized receivables	$4,353,007	$5,350,034
Securitization (loss) income	(59,907)	16,997
Discount accretion	12,089	6,985
Interchange income	47,183	55,445
Servicing revenues	20,847	26,092
Proceeds from new securitizations	125,000	124,700
Proceeds from collections reinvested in revolving-period securitizations	1,825,086	2,552,077
Cash flows received on retained interests	51,582	79,935

See “Securitization Income” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of income related to securitizations. See Note 6 to the consolidated financial statements for the key assumptions used in estimating the fair value of retained interests in securitizations as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008.
The following securitizations had noteholder principal payment dates or reached the end of their revolving period in the three months ended March 31, 2009:

	Noteholder	End of Revolving	Noteholder
($ in thousands)	Principal Balance	Period	Payment Date

Series 2007-A	5,691	January 2009	February 2009
AdvantaSeries:
2006-A2	250,000	December 2008	February 2009
2008-A1	125,000	January 2009	March 2009
2008-A2	122,000	January 2009	March 2009
2005-D2	25,000	February 2009	April 2009
2005-A5	200,000	March 2009	May 2009

Due to the anticipated decline in the managed receivable portfolio, we do not expect to need replacement funding for any securitizations ending their revolving periods in 2009. In February 2009, Standard and Poor’s and Moody’s Investor Service lowered the ratings of the AdvantaSeries notes issued by the Advanta Business Card Master Trust. These changes have no immediate impact on our funding or funding plans, but would make it more expensive and more difficult to access the securitization markets in the future.
Our Series 1997-A securitization represents a $125 million committed commercial paper conduit facility that provided off-balance sheet funding of which $125 million was used at March 31, 2009. The facility size was reduced from $200 million to $125 million in March 2009 and the facility was subsequently terminated in April 2009.
The securitization agreements contain provisions that require the trust to “trap” certain excess cash flows rather than remit them to us in circumstances where the three-month average excess spread percentage is not maintained above 4.50%. In February and March 2009, $9.8 million of excess cash flows were trapped in connection with this requirement. This amount and any additional amounts that may be trapped are not expected to be material to our liquidity. The trapped excess cash flows are classified as retained interests in securitizations on the consolidated balance sheet and recorded at estimated fair value.
The securitization agreements contain conditions that would trigger an early amortization. An early amortization would result in the end of the revolving periods prior to the expected dates. In an early amortization, the noteholders are paid only as payments on the securitized receivables are received from customers. An early amortization for the AdvantaSeries securitizations would be triggered if the three-month average excess spread amount was not maintained at a level greater than $0. At March 31, 2009, the AdvantaSeries three-month average excess spread amount was $7.9 million or 2.24% of AdvantaSeries noteholder balances. We currently expect that trust performance in May 2009 will cause the securitization transactions to fall below contractual excess spread requirements and will cause the securitization transactions to enter early amortization. Although we have securitization structuring alternatives and other tools available to us to increase the trust’s cash-based revenues that we believe could be used to avoid an early amortization, we do not expect to use these tools to supplement the trust’s cash based revenues or otherwise provide financial support to the trust. Instead we expect an early amortization of our securitization transactions to occur. In order to eliminate the potential negative liquidity impact of early amortization, in connection with early amortization we expect to close our customers’ accounts to future purchases and activity. The closing of customer accounts may negatively affect our ability to collect outstanding balances from our cardholders and result in higher delinquencies and charge-offs than we would have otherwise expected. An early amortization of our securitization transactions and closing our customers’ accounts will also have a negative impact on the value of certain of our assets, including our retained interests in securitizations, and could have a negative impact on the carrying value of our owned receivables and accrued interest and fees on securitized receivables. An early amortization also could make it more difficult for us to access the securitization markets for future funding.
In September 2008, the FASB issued exposure drafts of proposed amendments to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FIN 46(R), Consolidation of Variable Interest Entities. The amendments, if adopted, could result in certain off-balance sheet securitized receivables being consolidated on our balance sheets. It is not clear, however, when the amendments ultimately will be adopted by the FASB, what changes to the amendments could result from the comment process, how regulatory authorities will respond, or how our financial position or results of operations may be affected. The proposed amendments, as drafted, would be effective for Advanta on January 1, 2010. Management is monitoring these exposure drafts and will evaluate any potential impact of the final statements when they are available.
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

	March 31,	December 31,
	2009	2008

Estimated percentage increase in net interest income on owned assets:
Assuming 200 basis point increase	12%	334%
Assuming 200 basis point decrease	4%	62%

Estimated percentage increase (decrease) in net interest income on securitized receivables:
Assuming 200 basis point increase	(7)%	(8)%
Assuming 200 basis point decrease	4%	2%

Estimated percentage increase (decrease) in net interest income on managed assets:
Assuming 200 basis point increase	(2)%	(3)%
Assuming 200 basis point decrease	4%	2%

Our owned net interest income increases in a rising rate scenario at both reporting dates because of the asset sensitive position of our balance sheet in that the yields earned on our federal funds sold, interest-bearing deposits and investment portfolio adjust more quickly than the rates paid on our deposits and debt based on their relative maturity dates and because our interest earning assets exceed our interest bearing liabilities. Our owned net interest income increases in a decreasing rate scenario at both dates due to the current low interest rate environment. Since yields on our federal funds sold, interest-bearing deposits and other short-term investments are less than 2% at both dates and we do not assume yields decrease to below zero in the scenarios, a 200 basis point decline in rates results in benefits from costs of funding that outweigh the detriment to investment income. Our managed net interest income decreases in a rising rate scenario due to the variable rate funding of the majority of our off-balance sheet securitized receivables and the portion of the business credit card portfolio that is effectively at a fixed rate because of the nature of the pricing of the accounts or because the customer pays their balance in full each month. Our business credit card receivables include interest rate floors that cause our managed net interest income to increase in the declining rate scenario at both dates. Changes in the composition of our balance sheet, the interest rate environment, business credit card pricing terms and funding strategies impact the results of the net interest income sensitivity analyses as of March 31, 2009 as compared to the results as of December 31, 2008. The decrease in owned interest income sensitivity is due primarily to an anticipated increase in fixed rate investments over the forecast period as of March 31, 2009 as compared to December 31, 2008.

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
LIQUIDITY, CAPITAL RESOURCES AND ANALYSIS OF FINANCIAL CONDITION
We increased our levels of liquidity in 2008 in response to continued turmoil in the economy and capital markets. At March 31, 2009, our liquid assets included $32.7 million of cash, $41.4 million of federal funds sold and $1.3 billion of unrestricted interest-bearing deposits. At March 31, 2009, we also had $819.0 million of investments available for sale that could be sold or borrowed against to generate additional liquidity. Although we are incurring lower net interest income in connection with holding a higher level of liquid assets, management believes our strong levels of liquidity are prudent in the current economic environment.
Interest-bearing deposits at March 31, 2009 include $125.3 million of deposits pledged as collateral for payment obligations under contracts with certain third parties in the ordinary course of business.
In May 2009, we expect to commence tender offers for the trust preferred securities issued by Advanta Capital Trust I and for a portion of the AdvantaSeries notes issued by our securitization trust. We expect that amounts involved in these transactions may be material and that we would use our existing liquidity to fund the purchases. The trust preferred securities have recently traded at less than 10% of face value and the AdvantaSeries notes have been quoted at values substantially lower than their face amounts. We intend to exchange any trust preferred securities that are tendered and accepted for purchase for a like amount of the related subordinated debt payable to the preferred securities trust issued by Advanta Corp., and to retire such trust preferred securities and related subordinated debt. Our purchase and retirement of these securities would increase our stockholders’ equity and reduce future expenses. We intend to hold any AdvantaSeries notes purchased on our balance sheet.
As shown on the consolidated statements of cash flows, our operating activities used $34.8 million of cash in the three months ended March 31, 2009 due primarily to operating expenses, interest expense and costs of rewards programs, partially offset by servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables. For the three months ended March 31, 2008, our operating activities used $90.6 million of cash due primarily to cash used to fund growth in accounts receivable in securitizations related to a securitization in its accumulation period, operating expenses, interest expense and costs of rewards programs. These cash outflows were partially offset by excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables. We expect to fund continuing operations with some combination of existing liquidity, deposits or other borrowings, and sources of operating cash flow, including servicing revenues related to securitized receivables, and interest and fee income on owned receivables and investments.

Our access to unsecured institutional debt is limited since Advanta Corp.’s debt rating is not investment grade. As a result, we have not accessed the unsecured institutional debt markets in recent years. During that period, we have maintained corporate ratings from Standard and Poor’s, Moody’s Investor Service and Fitch Ratings. In 2008, early 2009 and again in April 2009, all three rating agencies either lowered their ratings on Advanta Corp. and/or changed their ratings outlook to negative. These changes have no immediate impact on our funding or funding plans, but would make it more expensive and more difficult to access the unsecured debt markets in future periods.
We have access to a diversity of other funding sources including unsecured retail debt, time deposits, savings deposits, secured institutional debt and borrowings from the Federal Reserve’s Discount Window. Prior to the deterioration in market conditions for asset-backed securities in 2008, we also used public securitizations as a funding source. As shown below in the components of funding table, off-balance sheet securitizations are a significant portion of our funding. See “Off-Balance Sheet Arrangements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of securitizations and their impact on our liquidity, capital resources and financial condition. In February 2009, Standard and Poor’s and Moody’s Investor Service lowered the ratings of the AdvantaSeries notes issued by the Advanta Business Card Master Trust. These changes have no immediate impact on our funding or funding plans, but would make it more expensive and more difficult to access the securitization markets in future periods.
Our components of funding were as follows:

	March 31, 2009		December 31, 2008
($ in thousands)	Amount	%	Amount	%

Off-balance sheet securitized receivables(1)	$3,882,242	56%	$4,140,596	55%
Deposits	2,392,805	34	2,541,406	34
Debt	183,306	3	206,598	3
Other borrowings	0	0	50,000	0
Subordinated debt payable to preferred securities trust	103,093	1	103,093	1
Equity	427,705	6	507,361	7

Total	$6,989,151	100%	$7,549,054	100%

(1)	Excludes our ownership interest in the noteholder principal balance of securitizations that are held on-balance sheet.
At December 31, 2008, we had a $50 million borrowing in connection with a secured borrowing agreement that used business credit card receivables at a nonbank subsidiary as collateral. The borrowing was repaid and the agreement was terminated in March 2009.
Our bank subsidiaries are eligible to borrow from the Federal Reserve’s Discount Window. Such borrowings would have a term of up to 90 days and would be secured by receivables or investments. We may choose to use Discount Window borrowings at Advanta Bank Corp. as an alternative short-term funding source in future periods.
In January 2009, we announced an approximate 88% decrease in the regular quarterly cash dividends on Class A and Class B Common Stock beginning with the dividends paid in the first quarter of 2009. In April 2009, we elected to defer the $4.6 million semi-annual interest payments on the subordinated debt payable to the preferred securities trust issued by Advanta Corp. and as a consequence, interest payments on the trust preferred securities issued by Advanta Capital Trust I will also be deferred. The terms of the trust preferred securities provide that no dividends can be declared or paid on Advanta Corp.’s common or preferred stocks during the deferral period. We have suspended payment of dividends on our common and preferred stocks.
The FDIC and Utah Department of Financial Institutions have informed Advanta Bank Corp. that they believe its compliance management did not comply with legal requirements. We believe that our practices complied with all applicable laws. However, we increased our rewards accrual by $14.0 million in the third quarter of 2008, representing an estimate of additional rewards that may be paid related to certain cash back rewards programs. While the ultimate resolution of the compliance management matter is not certain and we do not believe any additional accrual is warranted, it is possible that additional accruals may be needed. Because of the status of the matter, a reasonable estimate of any potential impact on our results of operations, liquidity or financial condition can not be made at this time.
Our bank subsidiaries are subject to regulatory capital requirements and other regulatory provisions that restrict their ability to lend and/or pay dividends to Advanta Corp. and its affiliates. Advanta Bank Corp. issues and funds the majority of our business purpose credit cards. At March 31, 2009, Advanta Bank Corp.’s combined total capital ratio (combined Tier I and Tier II capital to risk-weighted assets) was 21.8% as compared to 38.40% at December 31, 2008. At both dates, Advanta Bank Corp. had capital in excess of levels a bank is required to maintain to be classified as well capitalized under the regulatory framework for prompt corrective action. The operations of our other bank subsidiary, Advanta Bank, are currently not material to our consolidated operating results. Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. Management believes that these restrictions, for both bank and insurance subsidiaries, will not have an adverse effect on Advanta Corp.’s ability to meet its cash obligations due to the current levels of liquidity and diversity of funding sources.

VALUATION OF FINANCIAL INSTRUMENTS
Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for all financial assets and liabilities and for nonfinancial assets and liabilities measured at fair value on a recurring basis. The statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement also establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value based on whether the inputs to those valuation techniques are observable or unobservable, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The initial adoption of SFAS No. 157 did not have a material impact on our financial position or results of operations. There are no material assets or liabilities recognized or disclosed at fair value for which we have not applied the provisions of SFAS No. 157. See Note 14 to the consolidated financial statements for further discussion of the fair value hierarchy.
In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. The FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, the FSP requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The adoption of this FSP effective for Advanta for the quarter ending June 30, 2009 is not expected to have a significant impact on our financial position or results of operations.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing intent and ability indicator. Under the FSP, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, the FSP changes the presentation of an other-than-temporary impairment in the income statement for those impairments. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. The adoption of this FSP effective for Advanta for the quarter ending June 30, 2009 is not expected to have a significant impact on our financial position or results of operations.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments. This FSP requires interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS No. 107, Disclosures about the Fair Value of Financial Instruments. Additionally, the FSP requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. The adoption of this FSP effective for Advanta for the quarter ending June 30, 2009 will result in additional disclosures but will not impact our financial position or results of operations.
When available, we generally use quoted market prices to determine fair value and classify the financial instrument in Level 1. In cases where quoted market prices for similar financial instruments are available, we utilize these inputs for valuation techniques and classify the financial instrument in Level 2. We use pricing services for valuation of all investments available for sale except venture capital investments. Fair values for retained interests in securitizations are based on estimates using discounted cash flows, if quoted market prices are not available. Quoted market prices were not available for retained interests in securitizations at the reporting dates. Fair value estimates of retained interests in securitizations are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. Financial instruments for which unobservable inputs are significant to their fair value measurement are classified as Level 3 in the fair value hierarchy. Level 3 assets at March 31, 2009 and December 31, 2008 include credit card asset-backed securities, certain mortgage and home equity line of credit-backed securities, retained interests in securitizations and venture capital equity investments.
We incorporate lack of liquidity into our fair value measurement based on the type of asset measured and the valuation methodology used. For example, for retained interests in securitizations where the significant inputs are unobservable, we use a discounted cash flow analysis to estimate fair value. This analysis incorporates forecasting of expected cash flows discounted at a risk-adjusted discount rate that incorporates market data which reflects the lack of liquidity in the market that we believe a market participant would consider. For other securities, we use unadjusted prices provided by pricing services to measure fair value, which we believe inherently reflect any lack of liquidity in the market.
We validated the prices obtained from our primary pricing service as of March 31, 2009 and December 31, 2008 for credit card asset-backed securities and mortgage and home equity line of credit-backed securities classified as Level 3. For our mortgage and home equity line of credit-backed securities classified as Level 3, we obtained a second price from an alternate pricing service, or non-binding quotes from one or more brokers if the alternate pricing service did not provide a price for a given security. If the alternate pricing service did not provide a price for a given security and more than one broker price was obtained for that security, the average of the broker prices obtained was used to validate the price obtained from the pricing service. For our credit card asset-backed securities classified as Level 3, we obtained a second price from an alternate pricing service and obtained a non-binding quote from one broker. Based on the results of these analyses, we concluded that the Level 3 valuations were reasonable estimates and no adjustments were made to the prices provided by the pricing service.
Our credit card asset-backed securities are classified as Level 3 assets at March 31, 2009. The credit card asset-backed securities were purchased in 2008 and are AdvantaSeries Class A notes issued in our securitizations. These assets had a fair value of $175.0 million at March 31, 2009 and they represented 21% of investments available for sale and 19% of total assets measured at fair value. Both of the credit card asset-backed securities were in a loss position at March 31, 2009 and have been in a loss position since the third quarter of 2008. The $150 million par value of AdvantaSeries 2008-A3 notes had an unrealized loss of $7.0 million and the $32.6 million par value of AdvantaSeries 2005-A5 notes had an unrealized loss of $210 thousand. The unrealized losses were due to the ongoing difficulties in the asset-backed securities market that created turmoil in the capital markets and recent negative performance trends of receivables in the Advanta Business Card Master Trust. In February 2009, both of these securities’ ratings were downgraded by Standard and Poor’s from AAA negative watch to AA and by Moody’s Investor Service from Aaa to Baa2. The unrealized losses on credit card asset-backed securities were not deemed to be other than temporary impairments at March 31, 2009 since based on the amount of credit enhancement in the form of subordinated tranches and cash collateral, we expect to collect all amounts due according to the contractual terms. We also have the intent and ability to hold them for a period of time sufficient to allow for recovery in fair value, which may be maturity. Therefore, the unrealized losses were reported in other comprehensive income, net of income taxes, but did not impact reported earnings.
We had $13.5 million of mortgage and home equity line of credit-backed securities classified as Level 3 assets at March 31, 2009. Level 3 mortgage and home equity line of credit-backed securities represented 2% of investments available for sale and 1% of total assets measured at fair value as of March 31, 2009. Substantially all of the mortgage and home equity line of credit-backed securities in our investment portfolio are floating rate and are backed by subprime mortgage loans or subprime home equity loans. The fair values of our investments in mortgage and home equity line of credit-backed securities declined in the second half of 2007, 2008 and again in 2009 due to the difficulties in the subprime mortgage industry that created turmoil in the capital markets. At March 31, 2009, 36% of our investments in mortgage and home equity line of credit-backed securities at amortized cost were rated from AAA to AA by Standard & Poor’s, from Aaa to Aa2 by Moody’s Investor Service, or the equivalent from other rating agencies, after taking into account the downgrade of ten of the investments by at least one rating agency in the first quarter of 2009. Ten investments, representing the remaining 64% of our investments in mortgage and home equity line of credit-backed securities at amortized cost and 84% of the gross unrealized loss, were either rated from AA- to BB by Standard & Poor’s, from Aa3 to Caa2 by Moody’s Investor Service, or the equivalent from other rating agencies at March 31, 2009. The unrealized losses on mortgage and home equity line of credit-backed securities were not deemed to be other than temporary impairments at March 31, 2009 since, based on the issuing trusts’ payment histories and performances and the amounts of credit enhancement in the form of subordinate tranches, overcollateralization and/or insurance, we expect to receive the scheduled interest and principal payments according to the contractual terms on each of these securities. Our investments in mortgage and home equity line of credit-backed securities represent a small portion of our overall liquidity position and we have the intent and ability to retain these investments for a period of time sufficient to allow for recovery in fair value, which may be maturity. Therefore, the unrealized losses were reported in other comprehensive income, net of income taxes, but did not impact reported earnings.
Our retained interests in securitizations are classified as Level 3 assets at March 31, 2009. Retained interests in securitizations had a fair value of $121.9 million at March 31, 2009 and represented 13% of total assets measured at fair value. Changes in the fair value of retained interests in securitizations are classified as securitization income (loss) on the consolidated income statements. Due to the materiality of securitizations to our operating results, management considers securitization income (loss) to be one of our most critical accounting policies and estimates. See our 2008 Form 10-K for further discussion of securitization income (loss) accounting policies and estimates. Also see “Securitization Income (Loss)” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for discussion of valuation adjustments to retained interests in securitizations for the three months ended March 31, 2009 and 2008. During the three months ended March 31, 2009, the market for subordinated tranches of credit card asset-backed securities was disrupted and inactive, limiting the number of observable market transactions available to us to benchmark appropriate risk-adjusted discount rate assumptions for our retained interest valuations. We evaluated the available market data including published credit card spread data, published spread data on other similarly rated debt and structured instruments, and indicative spread data from brokers. We also evaluated the impact of ratings actions and the securitization trust’s performance during the current reporting period in estimating the risk-adjusted discount rates. Since the market was inactive, the risk-adjusted discount rates were determined by weighing all of the data collected based on our determination of which data sources were more representative of market at the reporting date.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
We have included or incorporated by reference in this Quarterly Report on Form 10-Q statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, other written or oral communications provided by Advanta from time to time may contain “forward-looking statements.” Forward-looking statements are not historical facts but instead are based on certain assumptions by management and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and among other things may relate to: our plan that is designed to maximize our capital and our liquidity measures; anticipated earnings (loss) per share; anticipated delinquencies and charge-offs; anticipated level of receivables outstanding and credit card accounts; anticipated interest yields; expected cost of funds; projected levels of excess spread in our securitization transactions and whether an early amortization event is expected to occur; expected level of new account acquisitions, customer spending and account attrition; anticipated payment rates of outstanding loans; anticipated operating expenses; estimated values of and anticipated cash flows from our retained interests in securitizations; industry trends; our need and ability to replace existing credit facilities and securitization financing when they expire or terminate with appropriate levels of funding; the value of the investments that we hold; income tax uncertainties; realizability of net deferred tax asset; expected levels of liquidity and capital; anticipated outcome and effects of litigation and contingencies; and other future expectations of Advanta. Forward-looking statements are often identified by words or phrases such as “is anticipated,” “are expected to,” “are estimated to be,” “intend to,” “designed to,” “believe,” “will likely result,” “projected,” “may,” “we envision,” or other similar words or phrases.
Forward-looking statements are subject to various assumptions, risks and uncertainties which change over time, and speak only as of the date they are made. We undertake no obligation to update any forward-looking information. However, any further disclosures made on related subjects in our subsequent reports filed with the SEC, including our Reports on Forms 10-K, 10-Q and 8-K, should be consulted. We caution readers that any forward-looking statement provided by us is not a guarantee of future performance and that actual results may be materially different from those in the forward-looking information. In addition, future results could be materially different from historical performance. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:
(1)	factors affecting our net interest income on owned and securitized receivables, including fluctuations in the volume of receivables and the range and timing of pricing offers to customers;

(2)	competitive pressures, including product development and pricing, among financial institutions;

(3)	political conditions, social conditions, monetary and fiscal policies and general economic and other environmental conditions, including the impact of the ongoing disruption in the capital markets and deterioration of the U.S. economy, as well as the potential for further deterioration and disruption, and the impact of these factors on customer spending, delinquencies, charge-offs, the value of and ability to realize expected returns on our investments, and other results of operations;

(4)	factors affecting fluctuations in the number of accounts or receivable balances, including the retention of customers after promotional pricing periods have expired, changes in terms on their accounts, or changes in programs or product offerings;

(5)	interest rate and credit spread fluctuations;

(6)	factors affecting our level of costs and expenses including difficulties achieving expected operating cost reductions due to, among other things, changes in personnel and changes in plans for implementation of outsourcing initiatives;

(7)	factors affecting our level of liquidity, including funding decisions, the potential availability and timing of the securitizations of our receivables and our ability to monetize our investments;

(8)	factors affecting our plan to maximize our capital and our liquidity measures;

(9)	government regulation of banking and finance businesses, including the effects of and changes in the level of scrutiny, regulatory requirements and regulatory initiatives, certain mandatory and possibly discretionary action by state and federal regulators, restrictions and limitations imposed by banking laws, regulators, examinations and reviews, and the effects of, and changes in, regulatory policies, guidance, interpretations and initiatives and agreements between us and our regulators;

(10)	effect of, and changes in, tax laws, rates, regulations and policies;

(11)	effect of legal and regulatory developments relating to the legality of certain business methods, practices and policies of credit card issuers and the ultimate resolution of industry-related judicial proceedings relating to the legality of certain interchange rates;

(12)	relationships with customers, significant vendors and business partners;

(13)	difficulties or delays in the development, acquisition, production, testing and marketing of products and services, including the ability and cost to obtain intellectual property rights or a failure to implement new products or services when anticipated;

(14)	the amount and cost of financing available to us;

(15)	the ratings on the debt of Advanta Corp. and its subsidiaries;

(16)	the effects of changes in accounting policies or practices as may be required by changes in U.S. generally accepted accounting principles;

(17)	the impact of litigation and legal, regulatory, administrative or other claims, investigations or proceedings including judgments, settlements and actual or anticipated insurance recoveries for costs or judgments;

(18)	factors impacting the successful execution and completion of the tender offers for the trust preferred securities and the AdvantaSeries notes;

(19)	the impact of the Emergency Economic Stabilization Act or other recent related governmental, legislative and regulatory developments designed to stimulate the economy;

(20)	the proper design and operation of our disclosure controls and procedures; and

(21)	the ability to attract and retain key personnel.
The cautionary statements provided above are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act for any such forward-looking information. Also see, “Item 1A. Risk Factors” in Part II of this report and “Item 1A. Risk Factors” found in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for further discussion of important factors that could cause actual results to differ from those in the forward-looking statements.

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
An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the period covered by this report we announced plans to reduce our workforce by approximately 300 employees, or 35%, and these staff reductions were substantially complete as of March 31, 2009. However, there have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The FDIC and Utah Department of Financial Institutions have informed Advanta Bank Corp. that they are contemplating an administrative action against the bank with respect to its compliance management. We believe that our practices complied with all applicable laws and we do not anticipate that any such action will restrict the bank’s operations. For further information see Note 8 of the Notes to Consolidated Financial Statements set forth in “Item 1. Financial Statements” in Part 1 of this report which is incorporated by reference.
We are subject to class action lawsuits and other litigation as well as legal, regulatory, administrative and other claims, investigations or proceedings arising in the ordinary course of business or discontinued operations. See Note 8 of the Notes to Consolidated Financial Statements set forth in “Item 1. Financial Statements” in Part I of this report which is incorporated herein by reference. For a discussion of previously reported legal proceedings, see Part I, Item 3. Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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
We have incurred net losses in recent quarterly periods and may incur losses in future periods. We reported net losses of $75.9 million for the quarter ended March 31, 2009, $46.9 million for the quarter ended December 31, 2008 and $19.3 million for the quarter ended September 30, 2008. These results compare to net income of $4.0 million for the quarter ended June 30, 2008 and $18.4 million for the quarter ended March 30, 2008. Our recent results reflect the deterioration in the United States economy beginning in the latter half of 2007 and the negative trends in economic conditions and disruption in the capital markets that have continued into 2009. The continued deterioration of the economic environment has negatively impacted our small business customers and has adversely affected our business results. In response to the current operating environment we have intentionally acquired fewer new customers, reduced certain promotional activities and taken actions to lower our operating expenses. However, we may continue to incur losses in future periods and we may not become profitable in the future.
Negative trends and developments in economic conditions and the financial markets may continue to adversely impact our business, results of operations, financial condition, access to various funding sources and the trading price of our common stock. Deterioration of the U.S. economy beginning in the latter half of 2007 and the negative trends in economic conditions and disruption in the capital markets that have continued into 2009 have adversely affected our business. Many small business credit card issuers, including Advanta, have experienced increased delinquencies and charge-offs due to the impact of the general economic downturn on small businesses. Our business credit card portfolio has shown deterioration in credit performance. Advanta Business Cards’ owned net principal charge-off rate was 20.1% for the quarter ended March 31, 2009 as compared to 6.5% for the quarter ended March 31, 2008. Advanta Business Cards’ owned net principal charge-off rate was 9.6% for the year ended December 31, 2008 as compared to 3.4% for the year ended December 31, 2007. As of March 31, 2009, our owned 30 days or more delinquent receivable rate was 12.4% as compared to 10.5 % as of December 31, 2008, 5.4% as of March 31, 2008 and 4.1% as of December 31, 2007. Our owned 90 days or more delinquent receivable rate as of March 31, 2009 was 6.2% as compared to 4.8% as of December 31, 2008, 2.5% as of March 31, 2008 and 1.9% as of December 31, 2007. We also monitor the performance of our business credit card receivables on a managed basis which includes both owned and securitized business credit card receivables. Trends in managed net principal charge-off and delinquency rates are similar to those described above for owned receivables. We believe that performance of our portfolio on a managed basis provides useful supplemental information to investors because we retain interests in securitized receivables and, therefore, we have a financial interest in and exposure to the performance of the securitized receivables.
     It is more difficult to predict the credit performance of our customers and the losses inherent in our portfolio in this challenging economic environment. As the economic downturn continues, the ability and willingness of our small business customers to pay amounts owed to us has continued to be adversely affected, resulting in further increases in delinquencies and charge-offs. In addition, the disruption in the credit and financial markets has negatively impacted the securitization markets, the value of certain of our investments and the value of our retained interests in securitizations, which has impacted our funding decisions and contributed to our reported losses.
     In response to the current economic environment and its negative impact on our business, results of operations and financial condition, we have taken steps to build and maintain high levels of capital and liquidity. We have developed a plan that is designed to maximize our capital and our liquidity measures. We envision that: our securitization transactions will go into early amortization based on performance in May 2009; in connection with early amortization we will close all of our customers’ accounts to future use; and we will make cash tender offers for the outstanding trust preferred securities issued by Advanta Capital Trust I and a portion of the AdvantaSeries notes at prices below their par value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the plan components. If we do not successfully execute all of the components of our plan, it would have a negative impact on our objectives regarding capital and liquidity measures and increase our exposure to the uncertain economic environment.

We are subject to regulation by a number of different regulatory agencies and authorities, including bank regulatory authorities, which have broad discretion to take actions that could affect the manner in which we conduct our business, and could adversely affect our results of operations and our financial condition. We are subject to oversight, regulation and examination by a number of regulatory agencies and authorities, including federal and state bank regulators, the Securities and Exchange Commission and the NASDAQ stock market. We conduct our business credit card business through Advanta Bank Corp., a Utah chartered industrial bank that is subject to regulatory oversight and examination by both the FDIC and the Utah Department of Financial Institutions. We also own Advanta Bank, a bank chartered under the laws of the State of Delaware that is subject to regulatory oversight and examination by the FDIC and the Delaware Office of the State Bank Commissioner. Both banks are subject to provisions of federal law that regulate their activities and require them to operate in a safe and sound manner, including regulatory capital requirements. At March 31, 2009, Advanta Bank Corp.’s combined total capital ratio (combined Tier I and Tier II capital to risk-weighted assets) was 21.8% and it had capital in excess of levels a bank is required to maintain to be classified as well-capitalized under the regulatory framework for prompt corrective action. Although Advanta Bank’s operations are currently not material to our operating results, at March 31, 2009 it had a total capital ratio of 86.5% and had capital in excess of levels required to be classified as well-capitalized under the regulatory framework for prompt corrective action.
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
Market conditions and other factors beyond our control could negatively impact the availability and cost of funding for our operations. We fund our operations through a number of sources, including securitizations, deposits at our bank subsidiaries and sales of unsecured debt securities. Currently our unsecured debt is rated below investment grade. As of April 30, 2009, our debt was rated CCC with a negative outlook by Standard & Poor’s, Caa3 with a negative outlook by Moody’s Investor Services and CC with a negative outlook by Fitch Ratings. Non-investment grade ratings of our unsecured debt from rating agencies could make it more difficult and more costly for us to sell debt or equity securities in the capital markets. Continuation of our below investment grade ratings or a down-grade of any of the ratings of our unsecured debt may negatively affect, among other things, our ability to borrow or raise funds on terms that we consider reasonable to us. If we are unable to obtain funding on reasonable terms, it may negatively impact our ability to fund our operations.

     To generate cash for the funding of our operations we have historically relied on our ability to combine and sell business credit card receivables as asset-backed securities through transactions known as securitizations. At March 31, 2009, off-balance sheet securitized receivables represented 56% of our funding. Our ability to complete securitizations depends upon:
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
     Due to the disruption in the capital markets, since the second quarter of 2008 we have not accessed the public securitization markets which have historically been a significant source of our funding. As of December 31, 2008, we had $4.5 billion of securitized receivables, $4.1 billion of which were off-balance sheet. As of December 31, 2007, we had $5.3 billion of securitized receivables, $5.2 billion of which were off-balance sheet. We hold certain securitized receivables on-balance sheet in the form of subordinated trust assets that are a component of retained interests in securitizations and we hold AdvantaSeries Class A notes on-balance sheet. We had $301.1 million of accounts receivable from securitizations on our balance sheet as of December 31, 2008 and $349.6 million as of December 31, 2007. Accounts receivable from securitizations include retained interests in securitizations, accrued interest and fees on securitized receivables and amounts due from the securitization trust. Our business credit card receivables on the balance sheet included our undivided interest in the principal receivables in the trust not allocated to investors of $377 million at December 31, 2008 and $804 million at December 31, 2007. The AdvantaSeries Class A notes that we hold on-balance sheet had a fair value of $281.6 million as of December 31, 2008. We did not hold any AdvantaSeries Class A notes as of December 31, 2007. It is uncertain whether or on what terms we will have access to the securitization markets as a source of funding in the future. Although securitizations are not our only source of cash to fund our operations, if our access to securitization funding on terms that we consider reasonable to us continues to be disrupted, it could negatively impact our results of operations and financial condition.
The occurrence of certain events could result in the early amortization of our outstanding securitization transactions and negatively affect the value of certain of our assets, our results of operations and financial condition. Early amortization triggers for the securitization transactions include, among others, insufficient cash flows from the securitized pool of receivables to meet contractual requirements (for example, “excess spread” requirements). Based on our projections, the trust performance in May 2009 will cause the securitization transactions to fall below contractual excess spread requirements and will cause the securitization transactions to enter early amortization. Our securitizations are typically structured as “revolving transactions” and the occurrence of an event that would trigger an early amortization would result in the end of the revolving periods prior to the expected dates. In an early amortization, the securitization noteholders are paid only as payments on the securitized receivables are received from customers.
     In order to eliminate the potential negative liquidity impact of early amortization, in connection with early amortization we expect to close our customers’ accounts to future purchases and activity. The closing of customer accounts may negatively affect our ability to collect outstanding balances from our cardholders and result in higher delinquencies and charge-offs than we would have otherwise expected. An early amortization of the securitization transactions and closing our customers’ accounts will also have a negative impact on the value of certain of our assets, including our residual interests (as defined in Note 6 of the Notes to Consolidated Financial Statements set forth in “Item 1. Financial Statements” in Part I of this report), and could have a negative impact on our owned receivables.

Certain rules adopted by federal bank regulators could, if applicable to us, impact our business practices and have a negative impact on our business and our results of operations. In December 2008, federal bank regulators in the United States promulgated joint final rules addressing unfair or deceptive acts or practices (“UDAP”) and disclosures relating to consumer credit cards. The final rules amend Regulation AA (Unfair or Deceptive Acts or Practices) and Regulation Z (Truth in Lending Act) and become effective July 1, 2010. The final rules modify certain consumer credit card practices related to, among other things, interest rate increases on new and existing balances, payment allocation methods, assessment of late fees and related charges, two-cycle billing and disclosures to consumers. In particular, the rules will prohibit an increase in the interest rates applied to existing credit card balances except in limited circumstances. Because the regulation governs consumer credit card practices, it is not applicable by its terms to our business credit card business. However, if these amendments were applicable to our lending activities, or if we were to choose to implement any changes to our business practices that may be similar to the requirements established by the new rules, it could have a negative impact on our business and our results of operations. In addition, there are currently several bills pending and proposed before Congress, including proposed legislation that would extend the application of consumer regulations to business purpose credit, that could impact credit card pricing and other terms and if adopted in their current form would require significant changes to business practices that are generally standard in the credit card industry today. It is possible that if versions of these or other proposals were to be enacted in the future, they could impact our business practices and negatively impact our business and our results of operations.

Our earnings may not be sufficient to cover our fixed charges which may impact our ability to make future principal and interest payments on our indebtedness. Our earnings were not sufficient to cover our fixed charges for the three months ended March 31, 2009 or for the year ended December 31, 2008. We currently generate sufficient cash flow from investing and other financing activities to service our debt. However, our ability to make future principal and interest payments on our debt depends upon our future performance, which is subject to general economic and other environmental conditions affecting our operations, many of which are beyond our control. The continued deterioration of the economic environment has adversely affected our business results. If our future performance does not improve, it may negatively impact our ability to make future principal and interest payments on our debt.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.

(b)	None.

(c)	The table below provides information with respect to all purchases of equity securities by us during the period from January 1, 2009 through March 31, 2009. Shares are in thousands.
ISSUER PURCHASES OF EQUITY SECURITIES

					(d)Maximum
				(c)Total	Number (or
				Number of	Approximate
				Shares	Dollar Value
				Purchased as	of Shares)
				Part of	That May Yet
	(a)Total			Publicly	Be Purchased
	Number of	(b)Average		Announced	Under the
	Shares	Price Paid		Plans or	Plans or
Period	Purchased	per Share		Programs	Programs

Class A Preferred Stock:
1/1/09-1/31/09	0.0	N/A	*	0.0	0.0
2/1/09-2/28/09	0.0	N/A	*	0.0	0.0
3/1/09-3/31/09	0.0	N/A	*	0.0	0.0

Subtotal Class A Preferred Stock	0.0	N/A	*	0.0	0.0

Class A Common Stock:
1/1/09-1/31/09	0.0	N/A	*	0.0	0.0
2/1/09-2/28/09	0.0	N/A	*	0.0	0.0
3/1/09-3/31/09	0.0	N/A	*	0.0	0.0

Subtotal Class A Common Stock	0.0	N/A	*	0.0	0.0

Class B Common Stock:
1/1/09-1/31/09	0.0	N/A	*	0.0	0.0
2/1/09-2/28/09	0.0	N/A	*	0.0	0.0
3/1/09-3/31/09	98.0	$0.58		0.0	0.0

Subtotal Class B Common Stock	98.0	$0.58		0.0	0.0

Total	98.0	$0.58		0.0	0.0

*	N/A — Not Applicable

Item 5. OTHER INFORMATION
The following discussion amends and restates in its entirety the discussion that appears in Part I — Item 1. Business — GOVERNMENT REGULATION in Advanta Corp.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009.
GOVERNMENT REGULATION
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
Capital Requirements
Advanta Bank Corp. is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier I capital,” comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier II capital,” may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier I capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards. Management believes that at March 31, 2009, Advanta Bank Corp. was in compliance with the capital adequacy requirements to which it was subject.
Prompt Corrective Action
Among other things, the FDIC Improvement Act of 1991 (“FDICIA”) requires federal bank regulatory authorities to take prompt corrective action with respect to FDIC-insured institutions that do not meet certain minimum capital requirements. To be “well-capitalized” under the prompt corrective action provisions, a bank must have a ratio of combined Tier I and Tier II capital to risk-weighted assets of not less than 10%, a ratio of Tier I capital to risk-weighted assets of not less than 6%, and a ratio of Tier I capital to average assets of not less than 5%. At March 31, 2009, Advanta Bank Corp. met the capital requirements of FDICIA and had capital at levels a bank is required to maintain to be classified as “well capitalized” under the regulatory framework for prompt corrective action.
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

Capital Requirements and Prompt Corrective Action
Advanta Bank is also subject to the FFIEC capital adequacy guidelines described above. Management believes that at December 31, 2008, Advanta Bank was in compliance with the capital adequacy requirements to which it was subject. Similarly, Advanta Bank is subject to the provisions of FDICIA and related regulations with respect to prompt corrective action and the taking of brokered deposits that are described above. At March 31, 2009, Advanta Bank met the capital requirements of FDICIA and had capital at levels a bank is required to maintain to be classified as “well-capitalized” under the regulatory framework for prompt corrective action.
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
The Arizona Department of Insurance also has adopted certain minimum capital requirements and ratios that our insurance subsidiaries are required to maintain. At March 31, 2009, our insurance subsidiaries met all risk-based capital standards and required no intervention by any party.
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
Supervision and Regulation
The current economic environment and conditions both nationally and globally have resulted in increased focus on the regulation of the financial services industry. Proposals for legislation that could substantially change and increase the regulation of the financial services industry are being considered and more proposals are expected to be introduced at both the federal and state levels. Among other things, the recent economic events have led to calls for a restructuring of the bank regulatory system. Legislative initiatives that would impact the roles of the agencies that supervise and regulate our bank subsidiaries and could result in Advanta Corp. becoming subject to increased supervision or regulation as a holding company that owns depository institutions are likely to be introduced. In addition, these initiatives may change or restrict the regulation and future operation of industrial banks and grandfathered CEBA institutions such as Advanta Bank Corp. and Advanta Bank.
Credit Card Industry Practices
The credit card industry is extensively regulated. Federal and state governments are very focused on the credit card industry. In April 2009, the House of Representatives passed the “Credit Card Bill of Rights” that, if adopted in its current form, would require significant changes to practices that are standard in the credit card industry today. For example, the current form of the proposed legislation addresses credit card lending and marketing practices, including pricing strategies, billing practices, payment hierarchy and general credit card disclosures. Similar credit card reform legislation is also being considered by the Senate. In December 2008, the Federal Reserve Board, the Office of Thrift Supervision and the National Credit Union Administration promulgated joint final rules addressing unfair or deceptive acts or practices (“UDAP”) and disclosures relating to consumer credit cards. The final rules amend Regulation AA (Unfair or Deceptive Acts or Practices) and Regulation Z (Truth in Lending Act) and become effective July 1, 2010. The final rules modify certain consumer credit card practices related to, among other things, interest rate increases on new and existing balances, payment allocation methods, assessment of late fees and related charges, two-cycle billing and disclosures to consumers. If the proposed legislation or amendments described above were applicable to our lending activities, or if we were to choose to implement any changes to our practices that may be similar to the requirements established by the proposed legislation or new rules, it could negatively impact our business. Congress and state legislatures as well as government regulatory agencies may also consider other legislative and regulatory initiatives related to credit card lending and marketing. It is possible that if versions of these or other proposals were to be enacted in the future, they could impact our business.
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

Advanta Corp. (Registrant)
By	/s/ Philip M. Browne
Philip M. Browne Senior Vice President and Chief Financial Officer May 11, 2009

By	/s/ David B. Weinstock
David B. Weinstock Vice President and Chief Accounting Officer May 11, 2009

     EXHIBIT INDEX

Manner of
Exhibit	Description	Filing

12	Computation of Ratio of Earnings to Fixed Charges	*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed electronically herewith.