Form 10-Q
period 2009-06-30
ADVANTA CORP
filed 2009-08-10
CIK 96638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Yes ☐     No ☐
Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2009
Class A Common Stock, $.01 par value per share	14,410,133 shares
Class B Common Stock, $.01 par value per share	29,984,029 shares

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(In thousands, except share amounts)	2009	2008
ASSETS
Cash	$24,974	$31,716
Federal funds sold	221	32,277
Interest-bearing deposits	1,539,423	1,595,138
Investments available for sale	402,525	977,245
Receivables, net:
Held for sale	0	0
Other	328,639	414,844

Total receivables, net	328,639	414,844
Accounts receivable from securitizations	656,749	301,118
Premises and equipment, net	12,846	16,762
Other assets	163,604	215,945

Total assets	$3,128,981	$3,585,045

LIABILITIES
Deposits	$2,548,073	$2,541,406
Debt	168,940	206,598
Other borrowings	0	50,000
Subordinated debt payable to preferred securities trust	92,290	103,093
Other liabilities	222,460	176,587

Total liabilities	3,031,763	3,077,684

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A preferred stock, $1,000 par value:
Authorized, issued and outstanding – 1,010 shares in 2009 and 2008	1,010	1,010
Class A voting common stock, $.01 par value:
Authorized – 200,000,000 shares; issued – 14,410,133 shares in 2009 and 2008	144	144
Class B non-voting common stock, $.01 par value:
Authorized – 200,000,000 shares; issued – 32,330,069 shares in 2009 and 32,776,722 shares in 2008	323	328
Additional paid-in capital	248,581	250,042
Unearned ESOP shares	(8,195)	(8,367)
Accumulated other comprehensive loss	(15,127)	(13,447)
(Accumulated deficit) retained earnings	(92,040)	315,072
Treasury stock at cost, 1,661,780 Class B common shares in 2009 and 1,563,736 Class B common shares in 2008	(37,478)	(37,421)

Total stockholders’ equity	97,218	507,361

Total liabilities and stockholders’ equity	$3,128,981	$3,585,045

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
Interest income:
Receivables	$18,946	$37,750	$34,960	$66,880
Investments	3,445	7,954	9,550	17,886
Other interest income	11,195	9,565	23,284	16,550

Total interest income	33,586	55,269	67,794	101,316
Interest expense:
Deposits	23,522	23,600	49,049	45,519
Debt and other borrowings	2,512	4,120	5,480	8,028
Subordinated debt payable to preferred securities trust	2,282	2,317	4,599	4,634

Total interest expense	28,316	30,037	59,128	58,181

Net interest income	5,270	25,232	8,666	43,135
Provision for credit losses	35,335	30,327	76,612	58,709

Net interest income after provision for credit losses	(30,065)	(5,095)	(67,946)	(15,574)
Noninterest revenues (losses):
Securitization income (loss)	(179,017)	4,608	(238,924)	21,605
Servicing revenues	18,053	24,365	38,900	50,457
Gain on extinguishment of debt	8,557	0	8,557	0
Other revenues, net	14,303	65,350	49,350	131,918

Total noninterest revenues (losses)	(138,104)	94,323	(142,117)	203,980
Operating expenses	83,344	81,752	158,223	151,240

Income (loss) before income taxes	(251,513)	7,476	(368,286)	37,166
Income tax expense	78,556	3,461	37,688	14,789

Net income (loss)	$(330,069)	$4,015	$(405,974)	$22,377

Basic net income (loss) per common share
Class A	$(8.14)	$0.06	$(10.01)	$0.47
Class B	(8.14)	0.10	(10.01)	0.54
Diluted net income (loss) per common share
Class A	$(8.14)	$0.06	$(10.01)	$0.47
Class B	(8.14)	0.09	(10.01)	0.52
Basic weighted average common shares outstanding
Class A	13,430	13,380	13,424	13,374
Class B	27,127	27,142	27,160	27,082
Nonvested Class B	3,599	3,625	3,729	2,571
Diluted weighted average common shares outstanding
Class A	13,430	13,380	13,424	13,374
Class B	27,127	28,267	27,160	28,196
Nonvested Class B	3,599	3,625	3,729	2,571
See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

		Class A	Class A	Class B	Additional
	Comprehensive	Preferred	Common	Common	Paid-In
($ in thousands)	Income (Loss)	Stock	Stock	Stock	Capital
Balance at December 31, 2007		$1,010	$144	$296	$238,416

Net loss	$(43,823)
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $6,172	(11,462)
Actuarial gain (loss), net of tax benefit (expense) of $161	(299)
Currency translation adjustment	(12)

Comprehensive loss	$(55,596)

Preferred and common cash dividends declared
Exercise of stock options					85
Employee stock option expense					5,437
Nonemployee stock option expense					(4)
Excess tax benefits from ESOP					341
Issuance of nonvested shares				34	(34)
Amortization of nonvested shares					5,729
Forfeitures of nonvested shares				(2)	(27)
ESOP shares committed to be released					99

Balance at December 31, 2008		$1,010	$144	$328	$250,042

Net loss	$(405,974)
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments:
Other-than-temporary impairment losses for which a portion has been recorded in earnings, net of tax benefit (expense) of $480	(890)
Other investments, net of tax benefit (expense) $427	(794)
Currency translation adjustment	4

Comprehensive loss	$(407,654)

Preferred and common cash dividends declared
Employee stock option expense					2,406
Excess tax benefits from ESOP					198
Issuance of nonvested shares				5	(5)
Amortization of nonvested shares					(3,795)
Forfeitures of nonvested shares				(10)	(136)
Treasury stock acquired
ESOP shares committed to be released					(129)

Balance at June 30, 2009		$1,010	$144	$323	$248,581

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) – continued

		Accumulated	(Accumulated
		Other	Deficit)		Total
	Unearned	Comprehensive	Retained	Treasury	Stockholders’
($ in thousands)	ESOP Shares	Income (Loss)	Earnings	Stock	Equity
Balance at December 31, 2007	$(8,785)	$(1,674)	$393,795	$(37,421)	$585,781

Net loss			(43,823)		(43,823)
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $6,172		(11,462)			(11,462)
Actuarial gain (loss), net of tax benefit (expense) of $161		(299)			(299)
Currency translation adjustment		(12)			(12)
Comprehensive loss
Preferred and common cash dividends declared			(34,900)		(34,900)
Exercise of stock options					85
Employee stock option expense					5,437
Nonemployee stock option expense					(4)
Excess tax benefits from ESOP					341
Issuance of nonvested shares					0
Amortization of nonvested shares					5,729
Forfeitures of nonvested shares					(29)
ESOP shares committed to be released	418				517

Balance at December 31, 2008	$(8,367)	$(13,447)	$315,072	$(37,421)	$507,361

Net loss			(405,974)		(405,974)
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments:
Other-than-temporary impairment losses for which a portion has been recorded in earnings, net of tax benefit (expense) of $480		(890)			(890)
Other investments, net of tax benefit (expense) $427		(794)			(794)
Currency translation adjustment		4			4
Comprehensive loss
Preferred and common cash dividends declared			(1,138)		(1,138)
Employee stock option expense					2,406
Excess tax benefits from ESOP					198
Issuance of nonvested shares					0
Amortization of nonvested shares					(3,795)
Forfeitures of nonvested shares					(146)
Treasury stock acquired				(57)	(57)
ESOP shares committed to be released	172				43

Balance at June 30, 2009	$(8,195)	$(15,127)	$(92,040)	$(37,478)	$97,218

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
($ in thousands)	2009	2008
OPERATING ACTIVITIES – CONTINUING OPERATIONS
Net (loss) income	$(405,974)	$22,377
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Investment securities losses (gains), net	913	(32,328)
Gain on extinguishment of debt	(8,557)	0
Amortization of discount on investment securities	(2,467)	(307)
Depreciation and amortization	3,612	3,284
Impairment of assets	5,327	0
Other-than-temporary impairment losses on investment securities	6,593	0
Stock-based compensation (benefit) expense	(1,535)	7,402
Provision for credit losses	76,612	58,709
Provision for interest and fee losses	20,270	10,418
Change in deferred origination costs, net of deferred fees	4,586	7,251
Change in receivables held for sale	(125,000)	(421,647)
Proceeds from sale of receivables held for sale	125,000	318,025
Change in accounts receivable from securitizations	(355,631)	(90,557)
Change in amounts due to the securitization trust	38,576	(61,415)
Tax deficiency from stock-based compensation	0	606
Change in other assets and other liabilities	59,235	174,610

Net cash used in operating activities	(558,440)	(3,572)

INVESTING ACTIVITIES – CONTINUING OPERATIONS
Change in federal funds sold and interest-bearing Deposits	87,771	(188,163)
Purchase of investments available for sale	(609,759)	(766,585)
Proceeds from sales of investments available for sale	710,753	392,017
Proceeds from sales of other investments	0	32,231
Proceeds from maturing investments available for sale	495,756	155,260
Change in receivables not held for sale	(15,263)	(17,931)
Purchases of premises and equipment, net	(732)	(4,368)

Net cash provided by (used in) investing activities	668,526	(397,539)

FINANCING ACTIVITIES – CONTINUING OPERATIONS
Change in demand and savings deposits	5,726	(1,934)
Proceeds from issuance of time deposits	503,467	738,926
Payments for maturing time deposits	(527,208)	(313,444)
Proceeds from issuance of debt	21,023	36,740
Payments on redemption of debt	(59,564)	(32,629)
Change in cash overdraft and other borrowings	(59,048)	(10,433)
Proceeds from exercise of stock options	0	15
Cash dividends paid	(1,138)	(17,278)
Tax deficiency from stock-based compensation	0	(606)
Treasury stock acquired	(57)	0

Net cash (used in) provided by financing activities	(116,799)	399,357

Effect of foreign exchange rates on cash	4	0

DISCONTINUED OPERATIONS
Net cash used in operating activities of discontinued operations	(33)	(1,244)

Net decrease in cash	(6,742)	(2,998)
Cash at beginning of period	31,716	90,228

Cash at end of period	$24,974	$87,230

SUPPLEMENTAL DISCLOSURES
Income taxes paid, net	$1,361	$5,951
Interest paid	18,800	17,625
See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE NOTED)
June 30, 2009
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
Advanta was founded in 1951 and has long been an innovator in the financial services industry. Most recently, we have been one of the nation’s largest credit card issuers (through Advanta Bank Corp.) in the small business market. At this time we are not originating new business credit card accounts or funding new business credit card receivables. Today, we are the servicer for business credit card receivables that we own on our balance sheet and also the business credit card receivables that are owned by the Advanta Business Card Master Trust. As servicer, we will continue to service and collect the amounts owed on these receivables. In the future, we may pursue other business ventures in the small business market, financial services industry or in other markets or industries.
Deterioration of the U.S. economy beginning in the latter half of 2007 and the negative trends in economic conditions and disruption in the capital markets that have continued into 2009 have adversely affected our business. We, like many small business credit card issuers and other small business lenders, have experienced increased delinquencies and charge-offs due to the impact of the general economic downturn on small businesses. In response to the current economic environment and its negative impact on our business, results of operations and financial condition, in May 2009 we developed a plan that was designed to limit our credit loss exposure and maximize our capital and our liquidity measures. The plan we designed involved the following components: early amortization of our securitization transactions and closing all of our customers’ accounts to future use; and the execution of tender offers for the outstanding trust preferred securities issued by Advanta Capital Trust I and a portion of the Class A senior securitization notes issued by our securitization trust at prices below their par value. As discussed below, we have moved forward with all aspects of our plan with the exception of the tender offer for the Class A senior securitization notes.

Early amortization of the securitization transactions began in June 2009 and effective May 30, 2009, we closed all of our customers’ business credit card accounts to future use. We expect the combination of these events to allow us to realize our plan objective of limiting our credit loss exposure. We also purchased approximately 10.8% of the $100 million outstanding trust preferred securities through our tender offer for the outstanding trust preferred securities. However, on June 8, 2009, Advanta Bank Corp. terminated its tender offer for the Class A senior securitization notes because it was determined that a regulatory condition to the tender offer would not be satisfied. As a result of terminating the tender offer for the Class A senior securitization notes, we now expect that we will not be able to fully realize the plan objectives of maximizing our capital and our liquidity measures. The degree to which we ultimately may realize these plan objectives will depend on our ability to implement additional opportunities to strengthen our capital and our liquidity measures. We have not announced any specific plans at this time and we are still evaluating additional strategies to accomplish these objectives. Our ability to continue as a going concern may depend on our ability to successfully implement a plan for new business opportunities.
Effective June 30, 2009, our wholly owned bank subsidiary, Advanta Bank Corp., entered into two regulatory agreements with the Federal Deposit Insurance Corporation (“FDIC”), its primary federal banking regulator. Advanta Bank Corp. did not admit any wrongdoing in entering into the agreements and entered into the agreements in the interest of expediency and to avoid litigation and the costs associated therewith. The agreements place significant restrictions on Advanta Bank Corp.’s activities and operations, including its deposit-taking operations, and require Advanta Bank Corp. to maintain a total risk-based capital ratio of at least 10% and a tier I leverage capital ratio of at least 5%. The agreements require Advanta Bank Corp. to make certain restitution payments to eligible customers and pay a civil money penalty of $150,000. We previously took a $14 million pretax charge related to our estimate of cash back rewards program restitution in the third quarter of 2008. We recorded an additional $19 million pretax charge, classified in operating expenses, in the second quarter of 2009 related to our estimate of pricing strategies restitution under the agreements. The agreements also have the impact of requiring us to obtain the FDIC’s approval before we would be able to pursue new business opportunities through Advanta Bank Corp., however the agreements do not limit our ability to pursue future business opportunities outside of the bank. See further discussion of the regulatory agreements in Note 12.
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
We have evaluated subsequent events through August 10, 2009, which is the date these financial statements were issued and filed with the Securities and Exchange Commission.

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
In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. The FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, the FSP requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The adoption of this FSP effective for Advanta for the quarter ending June 30, 2009 did not have a significant impact on our financial position or results of operations.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing intent and ability indicator. Under the FSP, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the entity is not expected to recover the entire amortized cost basis of the security. Additionally, the FSP changes the presentation of an other-than-temporary impairment in the income statement for those impairments. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. This FSP was effective for Advanta for the quarter ended June 30, 2009 and as discussed further in Note 3, we recognized other-than-temporary impairment losses as of June 30, 2009.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments. This FSP requires interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS No. 107, Disclosures about the Fair Value of Financial Instruments. Additionally, the FSP requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. Our adoption of this FSP effective for the quarter ending June 30, 2009 resulted in additional disclosures but did not impact our financial position or results of operations. See Note 17 for the applicable disclosures.

In June 2009, the FASB issued FASB Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, and FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). Statement No. 166 eliminates the concept of qualifying special-purpose entities (“QSPE’s”), so all special-purpose entities must be analyzed for consolidation. Statement No. 167 requires consolidation if an entity has both power to direct the activities of the special-purpose entity that most significantly impact its economic performance and receives benefits or absorbs losses that are potentially significant to the special-purpose entity. These statements are effective for Advanta on January 1, 2010. Management is currently evaluating any potential impact these statements may have on our financial position or results of operations.
Note 3) Interest-Bearing Deposits and Investments Available for Sale
Interest-bearing deposits at June 30, 2009 include $6.3 million of deposits pledged as collateral for payment obligations under contracts with certain third parties in the ordinary course of business. There were no interest-bearing deposits pledged as collateral as of December 31, 2008.
Investments available for sale consisted of the following:

	June 30, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. Treasury and government agency securities	$109,127	$109,284	$312,112	$313,209
State and municipal securities	16,652	16,451	18,015	17,064
Corporate bonds	5,000	4,997	0	0
Commercial paper	0	0	8,796	8,799
Asset-backed securities:
Credit card asset-backed securities(1)	132,518	116,285	291,919	281,601
Mortgage and home equity line of credit-backed securities	23,841	17,076	32,692	22,467
Equity securities	8,116	8,122	8,245	8,191
Money market funds(2)	129,943	129,943	325,548	325,548
Other	367	367	367	366

Total investments available for sale	$425,564	$402,525	$997,694	$977,245

(1)	Amounts represent AdvantaSeries Class A notes issued in our securitizations and purchased by one of our bank subsidiaries.

(2)	Money market funds at June 30, 2009 include investments in Federated Prime Cash Obligations Fund of $51.4 million, Dreyfus Cash Management Fund of $39.6 million, and Blackrock Liquidity Funds TempFund of $34.3 million.
We evaluate the decline in the fair value of our investment securities to determine whether the decline in value is other than temporary. For securities that we intend to sell or that it is more likely than not that we will be required to sell before recovery of their amortized cost basis, an other-than-temporary impairment is considered to have occurred and the difference between the security’s fair value and amortized cost is recognized in earnings. At June 30, 2009, we determined there were no securities in a loss position that we intended to sell or would be required to sell. For securities that we do not intend to sell and for which it is more likely than not that we will not be required to sell, we separate the amount of the impairment into the amount that is credit related and the amount due to all other factors. The credit component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remainder of the impairment is recorded in other comprehensive income. In assessing these securities, we consider the length of time and extent to which the market value has been less than cost, and the financial condition and near-term prospects of the issuer. In assessing the financial condition and near-term prospects of the issuer, we review the issuer’s ratings and any changes in its ratings and recent performance. For securities that are rated below AA by Standard and Poor’s or Aa2 by Moody’s Investor Service or the equivalent from other rating agencies or that have demonstrated deteriorating performance in the form of ratings downgrades since the date the security was acquired, we project expected future cash flows to assess whether we expect to recover the amortized cost of the security. We estimate the credit component of the expected future cash flow based on projections of future credit defaults of the underlying collateral. The significant inputs we use to project the expected future collateral defaults for mortgage or home equity line of credit-backed securities include published rating agency projections of lifetime default percentages and loss severities for the collateral type and the year of origination. The projections of future collateral defaults are then compared to the level of credit enhancement available, including available overcollateralization, subordination and insurance. If the level of credit enhancement available was sufficient to absorb the projected collateral defaults, no credit impairment was deemed to have occurred and the decline in fair value was not deemed to be other-than-temporary. If the level of credit enhancement available was not sufficient to absorb the projected collateral defaults, we recorded other-than-temporary impairment losses for our proportionate interest in the projected defaults in excess of projected available credit enhancement that would be allocated to our tranche. A similar methodology was used to assess our credit card asset-backed securities that uses internal expectations of future collateral defaults based on our experience with the underlying collateral, which is the pool of securitized receivables in the Advanta Business Card Master Trust.
Our one credit card asset-backed security was in a loss position at June 30, 2009. The $132.5 million par value of the AdvantaSeries 2008-A3 note had an unrealized loss of $16.2 million. The unrealized loss was due to the ongoing difficulties in the asset-backed securities market that created turmoil in the capital markets, negative performance trends of receivables in the Advanta Business Card Master Trust and the early amortization of our securitization transactions in June 2009. In May 2009, the ratings on this security were downgraded by Standard and Poor’s from AA to BBB- and by Moody’s Investor Service from Baa2 to Ba2. The unrealized loss on our credit card asset-backed security was not deemed to be an other-than-temporary impairment loss at June 30, 2009 based on results using the methodology described above.
We own seventeen floating rate mortgage and home equity line of credit-backed securities in our investment portfolio are that are backed by subprime residential mortgage loans or subprime home equity loans. The fair values of these investments declined in the second half of 2007, in 2008 and again in 2009 due to the difficulties in the subprime mortgage industry that created turmoil in the capital markets.
In June 2009, we recognized $6.6 million of other-than-temporary impairment losses on five of the seventeen mortgage or home equity line of credit-backed securities due to the expectation that we will not recover the total amount of amortized cost based on results using the methodology described above. These five securities have had significant unrealized losses for approximately 28 months associated with the disruption in the market for these types of securities. The other-than-temporary impairment losses are classified in other revenues on the consolidated income statement. At June 30, 2009, these securities represent 36% of the fair value of our mortgage and home equity line of credit-backed securities backed by subprime residential mortgage loans or subprime home equity loans. These securities were rated from AAA to BBB- by Standard & Poor’s, from Ba1 to Caa2 by Moody’s Investor Service, or the equivalent from other rating agencies, after taking into account the downgrade of four of these investments by at least one rating agency in the second quarter of 2009.
Based on the methodology described above, the unrealized losses of the remaining twelve of the seventeen mortgage or home equity line of credit-backed securities were not deemed to be other-than-temporary impairment losses. The amounts of unrealized losses per individual mortgage or home equity line of credit-backed security at June 30, 2009 were as follows: one security with a loss of $1.9 million, three securities with a loss between $500 thousand and $1.0 million, five securities with a loss between $100 thousand and $499 thousand and three securities with losses less than $100 thousand. At June 30, 2009, these securities represent 64% of the fair value of our mortgage and home equity line of credit-backed securities backed by subprime residential mortgage loans or subprime home equity loans. Six of these securities were rated from AAA to AA by Standard & Poor’s, from Aaa to Aa2 by Moody’s Investor Service, or the equivalent from other rating agencies, and their ratings are unchanged since they were acquired, and six were rated from AAA to BB by Standard & Poor’s, from Aa2 to B3 by Moody’s Investor Service, or the equivalent from other rating agencies, after taking into account the downgrade of two of these investments by at least one rating agency in the second quarter of 2009.

The following table represents other-than-temporary impairment losses on available for sale debt securities:

Three Months Ended
June 30, 2009
Total other-than-temporary impairment losses (unrealized and realized)	$(7,963)
Portion of pretax (gain) loss recognized in other comprehensive income(1)	1,370

Net impairment losses recognized in income(2)	$(6,593)

(1)	Represents the non credit component impact of the other-than-temporary impairment losses on available for sale debt securities.

(2)	Represents the credit component of the other-than-temporary impairment losses on available for sale debt securities.
The following table presents a rollforward of the credit component of other-than-temporary impairments on available for sale debt securities held as of June 30, 2009:

	Three Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2009
Beginning Balance	$0	$0
Additions for credit impairments recognized on securities not previously impaired	(6,593)	(6,593)

Ending Balance	$(6,593)	$(6,593)

There were no other declines in the fair value of investments available for sale below their cost that were deemed to be other-than-temporary at June 30, 2009 or December 31, 2008.
The fair value of investments available for sale in an unrealized loss position and the related unrealized losses at June 30, 2009 were as follows:

	Less Than 12 Months in		12 Months or Longer in
	an Unrealized Loss		an Unrealized Loss
	Position		Position		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Amount	Value	Amount	Value	Amount	Value
U.S. Treasury and government agency securities	$(1)	$3,254	$0	$0	$(1)	$3,254
State and municipal securities	(6)	1,399	(313)	7,346	(319)	8,745
Corporate bonds	(3)	4,997	0	0	(3)	4,997
Credit card asset-backed security	0	0	(16,233)	116,285	(16,233)	116,285
Mortgage and home equity line of credit-backed securities	(5)	771	(8,384)	12,625	(8,389)	13,396
Other securities	(1)	35	0	0	(1)	35

Total	$(16)	$10,456	$(24,930)	$136,256	$(24,946)	$146,712

Note 4) Receivables
Receivables on the consolidated balance sheet consisted of the following:

	June 30,	December 31,
	2009	2008
Business credit card receivables	$403,215	$505,578
Other receivables	8,179	8,583

Gross receivables	411,394	514,161

Add: Deferred origination costs, net of deferred fees	0	4,586
Less: Allowance for receivable losses
Business credit cards	(81,536)	(102,700)
Other receivables	(1,219)	(1,203)

Total allowance for receivable losses	(82,755)	(103,903)

Receivables, net	$328,639	$414,844

At June 30, 2009, approximately 17% of our owned business credit card receivables were concentrated in the state of California and approximately 9% were concentrated in the state of Florida. This compares to U.S. Census population estimates of the U.S. population residing in these states of 12% for California and 6% for Florida. Approximately 15% of U.S. small businesses are domiciled in California and approximately 7% of U.S. small businesses are domiciled in Florida based on a 2008 Small Business Administration report of 2007 data. We had no other concentrations in a single state of 9% or more of total owned business credit card receivables.
See Note 6 for statistical information on owned receivables 30 days or more delinquent, 90 days or more delinquent, on nonaccrual status, accruing receivables past due 90 days or more, and net principal charge-offs.

Note 5) Allowance for Receivable Losses
The following table presents activity in the allowance for receivable losses for the six months ended June 30:

	2009	2008
Balance at January 1	$103,903	$68,540
Provision for credit losses	76,612	58,709
Provision for interest and fee losses	20,270	10,418
Gross principal charge-offs:
Business credit cards	(97,412)	(43,272)
Other receivables	(7)	(2)

Total gross principal charge-offs	(97,419)	(43,274)

Principal recoveries:
Business credit cards	1,881	1,147

Net principal charge-offs	(95,538)	(42,127)

Interest and fee charge-offs:
Business credit cards	(22,492)	(9,727)

Balance at June 30	$82,755	$85,813

Effective June 2009, due to the closure of customers’ accounts to future use, our charge-off policy for contractually delinquent business credit card accounts changed to charge-off an unpaid receivable no later than the end of the month in which it becomes and remains past due 120 cumulative days from the contractual due date. Our previous policy was to charge-off an unpaid receivable no later than the end of the month in which it became and remained past due 180 cumulative days from the contractual due date. There was no change to our charge-off policy for bankrupt business credit card accounts, which is to charge-off an unpaid receivable within 60 days of receipt of notification of filing from the bankruptcy court or within the timeframes adopted in the Uniform Retail Credit Classification and Account Management Policy, whichever is shorter. We had $25.1 million of additional net principal charge-offs in June 2009 associated with the change in charge-off policy.
Note 6) Securitization Activities
We sold business credit card receivables through securitizations accounted for as sales under GAAP. We continue to own and service the accounts that generated the securitized receivables. We used one securitization trust for all of our securitizations. The securitization trust was created to hold the collateral (the business credit card receivables) and issue notes primarily to institutional investors. The securitization trust, Advanta Business Card Master Trust, is a qualified special purpose entity, has no equity and is financed through notes issued primarily to institutional investors, our subordinated trust assets and our seller’s interest. Only principal receivables were sold to noteholders. Accrued interest and fees on securitized receivables remain on-balance sheet and are classified as accounts receivable from securitizations on the consolidated balance sheets. Our seller’s interest is an undivided interest in the principal receivables in the trust and represents the amount of receivables in the trust not allocated to investors. The seller’s interest does not meet the GAAP criteria for sale accounting and is classified as receivables on the consolidated balance sheets. The seller’s interest does not provide credit enhancement to the securitized receivables.
As of June 30, 2009, we had $3.3 billion of securitized receivables, $3.2 billion of which were off-balance sheet. As of December 31, 2008, we had $4.5 billion of securitized receivables, $4.1 billion of which were off-balance sheet. We hold certain securitized receivables on-balance sheet in the form of subordinated trust assets that are a component of retained interests in securitizations and certain AdvantaSeries Class A notes issued in our 2008 securitizations that were purchased by one of our bank subsidiaries and are classified as investments available for sale. Our investments available for sale included AdvantaSeries Class A notes with a fair value of $116.3 million as of June 30, 2009 and $281.6 million as of December 31, 2008. We had $656.7 million of accounts receivable from securitizations on our balance sheet as of June 30, 2009 and $301.1 million as of December 31, 2008. Accounts receivable from securitizations include amounts due from the securitization trust, accrued interest and fees on securitized receivables and retained interests in securitizations. Our business credit card receivables on the consolidated balance sheet include our undivided interest in the principal receivables in the trust (seller’s interest) of $290 million as of June 30, 2009 and $377 million as of December 31, 2008.
Our recourse or credit risk in off-balance sheet securitized receivables is limited to the amount of our retained interests in securitizations. We have no liquidity arrangements, guarantees and/or other arrangements that could require us to provide financial support to the securitization trust. However, we did voluntarily choose to provide financial support to the trust in April 2009 by buying charged-off receivables that were previously part of the trust portfolio for $7.6 million, which increased the trust’s excess spread. The securitization transactions began early amortization in June 2009, as discussed below, and we do not intend to voluntarily provide financial support to the trust in the future. There are no liquidity arrangements, guarantees and/or other commitments by third parties that would provide financial support to the trust.
Early amortization for our securitization transactions began in June 2009 after the AdvantaSeries three-month average excess spread amount was not maintained at a level greater than $0, which was a trigger for early amortization. The early amortization resulted in the end of the revolving periods prior to the expected dates. In an early amortization, the noteholders are paid as payments on the securitized receivables are received from customers. In order to eliminate the potential negative liquidity impact of early amortization, we closed our customers’ accounts to future use effective May 30, 2009. The early amortization of our securitization transactions and closing our customers’ accounts had a negative impact on the value of our retained interests in securitizations and accrued interest and fees on securitized receivables.
We have historically retained an interest in securitized receivables in the form of subordinated trust assets, cash collateral accounts and retained interest-only strips, each of which served as credit enhancement to the noteholders’ interests in the securitized receivables. The fair values of retained interests in securitizations are dependent upon the performance of the underlying securitized receivables, market-driven interest rates and market credit spreads. Excess spread represents income-related cash flows on securitized receivables (interest, interchange, recoveries and fees) net of noteholders’ interest, servicing fees and credit losses. Due to the closure of customers’ accounts to future use effective May 30, 2009, there will be no future cash flows or income for interchange in future periods. Income-related cash flows on securitized receivables did not exceed the other components of the excess spread in recent months, and we expect the negative excess spread levels to continue. Due to the negative excess spread levels, our par values of cash collateral and subordinated trust assets were reduced by an aggregate of $139 million in the three months ended June 30, 2009 as the balances were used as credit enhancement for securitization noteholders. The cash collateral account had no balance and no fair value as of June 30, 2009. The remaining par value of subordinated trust assets was $8.5 million as of June 30, 2009 and the estimated fair value was $5.5 million. The retained interest-only strip’s fair value was estimated as zero at December 31, 2008 and June 30, 2009. The aggregate reduction in estimated fair value of retained interests in securitizations, including both realized losses and changes in unrealized losses, was $74.1 million for the three months ended June 30, 2009 and $103.8 million for the six months ended June 30, 2009. Securitization loss for the three and six months ended June 30, 2009 also includes an unfavorable valuation adjustment to accrued interest and fees on securitized receivables of $72.8 million as a result of the early amortization of our securitization transactions and closure of our customers’ accounts to future use. Securitization loss for the three and six months ended June 30, 2009 includes $31.5 million of loss related to interchange cash flows used as credit enhancement. However, this has no net impact on pretax loss since interchange income on the consolidated income statements includes interchange fees on both owned and securitized business credit cards. Securitization income for the six months ended June 30, 2008 included a favorable valuation adjustment to retained interests in securitizations of $4.0 million.
The following disclosures represent the aggregate data for our business credit card securitizations.
Accounts receivable from securitizations consisted of the following:

	June 30,	December 31,
	2009	2008
Amounts due from the securitization trust	$633,820	$65,041
Accrued interest and fees on securitized receivables, net(1)	17,436	110,476
Retained interests in securitizations	5,493	125,601

Total accounts receivable from securitizations	$656,749	$301,118

(1)	Reduced by an estimate for uncollectible interest and fees of $81.6 million at June 30, 2009 and $31.0 million at December 31, 2008.

Quoted market prices were not available for our retained interests in securitizations for the three and six months ended June 30, 2009 or for the same period of 2008. The following represents securitization data and the key assumptions used in estimating the fair value of retained interests in securitizations at the time of each new securitization or replenishment sale. There were no new securitizations or replenishment sales after May 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Average securitized receivables	$3,852,397	$5,063,349	$4,101,319	$5,206,692
Securitization income (loss)	(179,017)	4,608	(238,924)	21,605
Discount accretion	11,195	9,565	23,284	16,550
Interchange income	31,499	57,799	78,682	113,244
Servicing revenues	18,053	24,365	38,900	50,457
Proceeds from new securitizations	0	193,325	125,000	318,025
Proceeds from collections reinvested in revolving- period securitizations	1,042,159	2,581,177	2,867,245	5,133,254
Cash flows received on retained interests(1)	60,914	112,651	112,496	192,586
Key assumptions:
Discount rate	63.67% – 66.60%	17.20% – 18.70%	39.33% – 66.60%	12.21% – 18.70%
Monthly payment rate	19.17% – 19.96%	18.79% – 20.46%	19.17% – 22.20%	18.79% – 20.46%
Loss rate	21.32% – 21.96%	7.85% – 10.12%	14.54% – 21.96%	6.20% – 10.12%
Interest yield, net of interest earned by noteholders	13.62% – 13.87%	11.36% – 12.29%	13.62% – 15.06%	8.79% – 12.29%

(1)	Amounts reported for the three and six months ended June 30, 2009 exclude interest on AdvantaSeries Class A notes that is classified as interest income on the consolidated income statements.
There were no purchases of delinquent accounts from the securitization trust during the three and six months ended June 30, 2009 or 2008.

Managed business credit card receivable data
We service both the receivables owned on our balance sheet and the securitized receivables in the Advanta Business Card Master Trust, collectively referred to as “managed receivables.” Credit quality data on managed business credit card receivables was as follows:

	June 30,	December 31,	June 30,
	2009	2008	2008
Owned business credit card receivables	$403,215	$505,578	$850,925
Securitized business credit card receivables	3,322,078	4,511,650	5,225,773

Total managed receivables	$3,725,293	$5,017,228	$6,076,698

Receivables 30 days or more delinquent(1):
Owned	$34,723	$52,997	$49,894
Securitized	274,960	425,271	294,432
Total managed	309,683	478,268	344,326
Receivables 90 days or more delinquent(1):
Owned	9,373	24,132	25,001
Securitized	74,888	188,424	145,715
Total managed	84,261	212,556	170,716
Nonaccrual receivables(1):
Owned	10,172	9,688	10,670
Securitized	87,951	85,277	68,719
Total managed	98,123	94,965	79,389
Accruing receivables past due 90 days or more(1):
Owned	8,172	22,166	22,684
Securitized	64,541	170,876	131,977
Total managed	72,713	193,042	154,661
Net principal charge-offs for the year-to-date period ended June 30 and December 31(1):
Owned	95,531	89,056	42,125
Securitized	477,896	449,964	190,391
Total managed	573,427	539,020	232,516
Net principal charge-offs for the three months ended June 30 and December 31(1):
Owned	68,898	24,092	25,819
Securitized	310,934	135,270	104,638
Total managed	379,832	159,362	130,457

(1)	Effective June 2009, due to the closure of customers’ accounts to future use, our charge-off policy for contractually delinquent business credit card accounts changed to charge-off an unpaid receivable no later than the end of the month in which it becomes and remains past due 120 cumulative days from the contractual due date. Our previous policy was to charge-off an unpaid receivable no later than the end of the month in which it became and remained past due 180 cumulative days from the contractual due date. We had additional net principal charge-offs associated with the change in charge-off policy in June 2009 of $25.1 million on owned receivables and $110.2 million on securitized receivables, for an aggregate of $135.3 million of additional net principal charge-offs on managed receivables.

Note 7) Other Assets and Liabilities
Other assets consisted of the following:

	June 30,	December 31,
	2009	2008
Investment in Fleet Credit Card Services, L.P.	$32,095	$32,095
Current income taxes receivable	31,837	4,962
Net deferred tax asset	8,064	71,219
Investment in preferred securities trust	3,232	3,093
Securities sold receivable	2,280	33,620
Other	86,096	70,956

Total other assets	$163,604	$215,945

At June 30, 2009, we had a $2.3 million receivable in other assets related to September 2008 redemption orders submitted to The Reserve Primary Fund, a money market fund investment. The net asset value of The Reserve Primary Fund declined below $1.00 per share on September 16, 2008, the day following our redemption request. Due to a large number of redemption requests, the fund received an SEC order suspending redemptions and postponing payment for shares that had already been submitted for redemption. The fund made partial distributions to shareholders in 2008 and 2009. We received $37.3 million of our redemption proceeds through June 30, 2009. The timing of the receipt of the remaining $2.3 million of estimated proceeds from the Reserve Primary Fund is uncertain and is subject to the orderly disposition of the fund’s securities and the resolution of pending and threatened claims that may affect the fund’s assets. There is uncertainty as to whether the fund’s loss will be allocated to shareholders that redeemed on September 15, 2008 and there is also uncertainty as to the level of fund assets that will be used to satisfy ongoing costs and expenses, legal fees, and pending or threatened claims against the fund or the fund’s assets. Since our proceeds from the redemption may be less than the redemption price of $1.00 per share, we recorded an estimated loss on the redemption of $1.0 million in 2008. In the six months ended June 30, 2009, we updated our estimate based on additional disclosures by the fund’s management and recorded an additional $860 thousand loss on the redemption.
We had a $14.2 million realized gain in the three months ended June 30, 2008 and $18.8 million realized gain in the six months ended June 30, 2008 on the sale of MasterCard Incorporated shares. In the six months ended June 30, 2008, we had a $13.4 million realized gain on the redemption of Visa Inc. shares. The gain on Visa Inc. shares was related to Visa’s initial public offering and share redemption in March 2008. As of June 30, 2009, we own 497 thousand Visa Inc. Class B common shares that have zero cost basis and no book value. We have no remaining MasterCard Incorporated shares as of June 30, 2009.

Other liabilities consisted of the following:

	June 30,	December 31,
	2009	2008
Accounts payable and accrued expenses	$47,183	$31,781
Amounts due to the securitization trust	44,019	5,443
Liability for unrecognized tax benefits	37,552	38,659
Cash back rewards liability	23,096	23,174
Business rewards liability	18,073	30,563
Cash overdraft	3,236	12,284
Liabilities of discontinued operations	1,602	1,635
Current income taxes payable	731	681
Other	46,968	32,367

Total other liabilities	$222,460	$176,587

In July 2008, we commenced a reduction of workforce in connection with initiatives to outsource business processes within the areas of information technology, customer service, collections, and accounting and finance. In the first quarter of 2009, we reduced our workforce by approximately 300 employees, or 35%, in order to reduce staffing to a level more commensurate with the portfolio size and scale of business activities that we anticipated at that time for 2009. Both of these reductions were substantially complete by March 31, 2009 and we expect to pay the severance and related costs within twelve months of the severance dates. The severance and related costs were included in salaries and employee benefits expense. The accrued severance and costs related to these initiatives were included in other liabilities on the consolidated balance sheets. A rollforward of the liabilities associated with these workforce reductions and the cumulative costs incurred are as follows:

					Cumulative
	December 31,	Six Months Ended		June 30,	Costs
	2008	June 30,2009		2009	Incurred
	Accrual	Costs		Accrual	as of June
	Balance	Incurred(1)	Payments	Balance	30, 2009
Outsourcing of business processes	$418	$2,271	$1,947	$742	$3,184
First quarter of 2009 reduction in workforce	0	10,012	7,720	2,292	10,012

Total	$418	$12,283	$9,667	$3,034	$13,196

(1)	Costs incurred are net of reductions in cost estimates in the three months ended June 30, 2009 of $311 thousand for the outsourcing of business processes and $277 thousand for the first quarter of 2009 workforce reduction.
In July 2009, we announced plans to further reduce our workforce by approximately 200 employees, or 50%, in order to reduce staffing to a level more commensurate with our current activities. In connection with this reduction of workforce, we expect to incur expenses of approximately $8.5 million to $9.5 million related to severance and related costs. We expect this reduction of workforce to be substantially complete in the third quarter of 2009.

Note 8) Debt and Other Borrowings
The composition of debt was as follows at:

	June 30,	December 31,
	2009	2008
RediReserve variable rate demand certificates (4.60%-4.65%)	$7,774	$10,769
91 day retail notes, fixed (7.23%)	2,846	1,862
6 month retail notes, fixed (6.30%-7.70%)	4,212	4,479
12 month retail notes, fixed (5.83%-8.16%)	29,291	40,117
14 month retail notes, fixed (10.44%)	1,364	0
18 month retail notes, fixed (5.40%-8.39%)	5,279	6,620
24 month retail notes, fixed (5.45%-9.53%)	20,552	19,000
30 month retail notes, fixed (5.50%-8.85%)	4,097	4,929
36 month retail notes, fixed (5.59%-9.08%)	9,598	11,257
48 month retail notes, fixed (5.12%-9.35%)	6,436	8,558
60 month retail notes, fixed (5.59%-9.53%)	46,105	63,902
84 month retail notes, fixed (6.30%-9.99%)	4,604	6,167
120 month retail notes, fixed (6.77%-10.44%)	25,721	27,075
Other retail notes, fixed (5.12%-9.53%)	1,061	1,863

Total debt	$168,940	$206,598

Interest rates shown in the table above represent the range of rates on debt outstanding at June 30, 2009.
The annual contractual maturities of debt were as follows at June 30, 2009:

Year Ending December 31,
2009	$48,085
2010	39,350
2011	23,026
2012	13,507
2013 and thereafter	44,972
At December 31, 2008, we had a $50 million borrowing in connection with a secured borrowing agreement that used business credit card receivables at a nonbank subsidiary as collateral. The borrowing was repaid and the agreement was terminated in March 2009.
Note 9) Commitments and Contingencies
Advanta Corp. is a member of Visa U.S.A. Inc. (“Visa USA”) and owns shares of Visa Inc. Class B common stock. Our membership in Visa USA and our ownership interest in Visa Inc. (“Visa”) are related primarily to our former consumer credit card business, which we exited in 1998. Visa completed its initial public offering in March 2008 and set aside $3 billion of the proceeds in a litigation escrow account to fund litigation judgments or settlements that have occurred or may occur related to specified litigation matters between Visa and third parties. Advanta Corp. and its subsidiaries are not named as defendants in the specified litigation matters. However, to the extent Visa’s litigation escrow is not sufficient to satisfy the specified litigation matters, the members of Visa USA to varying extents may be required to fund certain losses incurred by Visa in connection with those matters due to member indemnification provisions within Visa USA’s bylaws. In 2007, we recorded a $12.0 million reserve associated with our contingent obligation to Visa USA related to the specified litigation matters between Visa and third parties. In March 2008, we increased the reserve by $577 thousand based on increases in litigation reserves disclosed by Visa. Also in March 2008, we reduced the liability by $6.1 million for our proportionate share of the amounts funded by Visa in the litigation escrow account. We classified the $5.5 million net reduction in indemnification reserves as a benefit to operating expenses for the six months ended June 30, 2008. There were no changes associated with our contingent obligation to Visa USA in the three and six months ended June 30, 2009. The indemnification reserve for our contingent obligation to Visa USA was $5.9 million at June 30, 2009 and December 31, 2008. Pretax income for the six months ended June 30, 2008 includes a $13.4 million gain on the redemption of Visa shares in other revenues.
As of March 31, 2009, we had interest-bearing deposits pledged as collateral for payment obligations under contracts with certain third parties in the ordinary course of business. In June 2009, one of the third parties withdrew $29.2 million from the interest-bearing deposit account asserting that our decision to close our customers’ accounts to future use effective May 30, 2009 triggered an automatic termination provision and that a termination fee in that amount was due. We do not believe that an automatic termination was triggered or that a termination fee was due under the terms of the contract and we have recorded a $29.2 million receivable from the third party as of June 30, 2009. The receivable is classified in other assets on the consolidated balance sheet. While we expect to fully recover this receivable, there can be no assurance of this and any unrecoverable amount cannot be reasonably estimated.
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
Note 10) Capital Stock
Cash dividends per share of common stock declared and paid were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Class A Common Stock	$0.0000	$0.1771	$0.0200	$0.3542
Class B Common Stock	0.0000	0.2125	0.0250	$0.4250
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
In the first quarter of 2009, we purchased 98 thousand shares of Class B Common Stock from employees in connection with severance agreements at an average price of $0.58 per share.

Note 11) Stock-Based Compensation
All nonvested shares and stock options outstanding in the reported periods were for Class B Common Stock.
Nonvested shares activity was as follows for the six months ended June 30, 2009:

		Weighted
		Average Grant
	Number of	Date Fair
(Shares in thousands)	Shares	Value

Outstanding at January 1	4,052	$9.95
Granted	500	1.19
Forfeited	(946)	9.68

Outstanding at June 30	3,606	$8.80

As of June 30, 2009, there was $10.9 million of total unrecognized compensation expense related to nonvested shares and we expect to recognize the expense over a weighted average period of 7.9 years.
Compensation expense and related tax effects recognized in connection with nonvested shares were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Compensation expense (benefit)	$(6)	$3,398	$(3,941)	$4,480

Income tax benefit (expense)	(2)	1,573	(1,379)	1,782
Stock option activity was as follows for the six months ended June 30, 2009:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
(Shares in thousands)	Options	Price	Value	Life

Outstanding at January 1	9,393	$12.89
Granted	95	3.36
Forfeited	(923)	17.59

Outstanding at June 30	8,565	$12.27	$0	6.9 years

Options exercisable at June 30	6,581	$11.11	$0	6.5 years

There were no stock options exercised in the three or six months ended June 30, 2009. As of June 30, 2009, there was $7.0 million of total unrecognized compensation expense related to outstanding stock options and we expect to recognize the expense over a weighted average period of 1.5 years.

Compensation expense and related tax effects recognized in connection with employee stock options and the weighted average fair value of options granted were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Compensation expense	$1,194	$1,501	$2,406	$2,922
Income tax benefit	418	695	842	1,162
Weighted average fair value of options granted	N/A	$2.00	$0.14	$1.96
Note 12) Regulatory Developments
Advanta Bank Corp. entered into two regulatory agreements with its primary federal banking regulator, the FDIC, that became effective on June 30, 2009. Advanta Bank Corp. did not admit any wrongdoing in entering into the agreements and entered into the agreements in the interest of expediency and to avoid litigation and the costs associated therewith. The first agreement, which was a stipulation and consent to the issuance of an order to cease and desist, places restrictions on the bank’s use of its cash assets, payments of dividends, entering into transactions that would materially alter the bank’s balance sheet composition and taking of brokered deposits, and it requires the maintenance of a total risk-based capital ratio of at least 10% and a tier I leverage capital ratio of at least 5%. In the three months ended June 30, 2009, Advanta Corp. contributed $17.5 million of capital to Advanta Bank Corp. At June 30, 2009, Advanta Bank Corp.’s total risk-based capital ratio was 19.74% and its tier I leverage capital ratio was slightly over 5%. We have submitted to the FDIC, as required by the regulatory agreement, a strategic plan related to the bank’s deposit-taking operations and deposit insurance that provides for the termination of the bank’s deposit-taking operations and deposit insurance after the bank’s deposits are repaid in full, which is anticipated to take a few years. We intend to submit an additional plan in the future that, if approved by the FDIC, would allow the bank to continue its deposit-taking operations and deposit insurance. The agreement does not in any way restrict Advanta Bank Corp. from continuing to service its credit card accounts and managed receivables, including those that are owned by the Advanta Business Card Master Trust. Specifically, under the agreement, Advanta Bank Corp. must continue to perform its obligations as servicer for the business credit card receivables that we own on our balance sheet and those that are owned by the Advanta Business Card Master Trust. In addition, all customer bank deposits remain fully insured to the fullest extent permissible by law.
Advanta Bank Corp.’s second agreement with the FDIC, which was also a stipulation and consent to the issuance of an order to cease and desist, relates to alleged unsafe or unsound banking practices associated with alleged violations of consumer protection and banking laws. The FDIC alleged, among other things, that some of Advanta Bank Corp.’s marketing of certain cash back reward programs for its business credit cards and practices related to the pricing strategies of certain of its business credit card accounts violated Section 5 of the Federal Trade Commission Act and that Advanta Bank Corp. also violated certain adverse action notification requirements in connection with the pricing strategies of certain of its business credit card accounts. Under the agreement, Advanta Bank Corp. must make certain restitution payments to eligible customers and pay a civil money penalty of $150,000. We previously took a $14 million pretax charge related to our estimate of cash back rewards program restitution in the third quarter of 2008. We recorded an additional $19 million pretax charge, classified in operating expenses, in the second quarter of 2009 related to our estimate of pricing strategies restitution under the agreement.
Note 13) Segment Information
We have historically had only one operating business segment, Advanta Business Cards, and we separately reported results from investment and other activities not attributable to the Advanta Business Cards segment. As a result of the early amortization of our securitization transactions and closing our customers’ business credit card accounts to future use effective May 30, 2009, we are no longer marketing or issuing business credit cards or providing revolving credit lines to customers. We are continuing to service the managed business credit card receivables. In connection with these business changes, we are now managing our business based on the consolidated financial results and are no longer separately reporting results of investment or other activities. As a result, beginning with the second quarter of 2009, we have no reportable segments.
Note 14) Gain on Extinguishment of Debt
In June 2009, we purchased $10.8 million of the $100 million outstanding trust preferred securities issued by Advanta Capital Trust I through a tender offer that expired on June 15, 2009. The purchase price was $2.2 million and holders who tendered will not receive any accrued and unpaid distributions. The purchased trust preferred securities were exchanged for a like amount of the related subordinated debt payable to the preferred securities trust issued by Advanta Corp. and we retired such trust preferred securities and the related subordinated debt in June 2009. We recognized a gain on the extinguishment of the subordinated debt payable to the preferred securities trust of $8.6 million in the three months ended June 30, 2009. The gain is net of $571 thousand of costs associated with the tender offer.
Note 15) Income Taxes
Income tax expense consisted of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Current:
Federal	$(10,875)	$7,678	$(26,686)	$10,274
State	760	381	312	810

Total current	(10,115)	8,059	(26,374)	11,084

Deferred:
Federal	85,090	(4,587)	62,491	3,668
State	3,581	(11)	1,571	37

Total deferred	88,671	(4,598)	64,062	3,705

Income tax expense	$78,556	$3,461	$37,688	$14,789

The reconciliation of the statutory federal income tax to income tax expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Statutory federal income tax	$(88,030)	$2,616	$(128,900)	$13,008
State income taxes, net of federal income tax benefit	(2,480)	405	(4,118)	703
Valuation allowance	167,749	0	167,749	0
Difference in estimated full year rate and year-to-date actual rate	1,137	0	2,403	0
Compensation limitation	44	299	88	398
Nondeductible expenses	168	512	319	652
Other	(32)	(371)	147	28

Income tax expense	$78,556	$3,461	$37,688	$14,789

Our effective tax expense rate was 31.2% for the three months ended June 30, 2009 as compared to 46.3% for the same period of 2008 and 10.2% for the six months ended June 30, 2009 compared to 39.8% for the same period of 2008.
We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities and currently enacted tax laws. The net deferred tax asset is comprised of the following:

	June 30,	December 31,
	2009	2008
Deferred tax assets	$219,886	$90,373
Deferred tax liabilities	(44,073)	(19,154)

Net deferred tax asset before valuation allowance	175,813	71,219
Valuation allowance	(167,749)	0

Net deferred tax asset	$8,064	$71,219

The components of the net deferred tax asset were as follows:

	June 30,	December 31,
	2009	2008
Receivable losses	$50,537	$6,892
Net operating loss carryforwards	42,279	0
Alternative minimum tax credit carryforwards	21,077	0
Rewards programs	14,409	18,796
Federal tax benefit of state tax positions	10,517	10,982
Incentive and deferred compensation	8,485	8,388
Deferred revenue	(8,385)	(14,519)
Unrealized investment losses	8,064	7,157
Cancellation of indebtedness income, net	(6,821)	0
Pricing strategies restitution	6,650	0
Visa indemnification	2,062	2,062
Securitization income	1,053	21,590
Deferred origination costs, net of deferred fees	0	(1,652)
Other	25,886	11,523

Net deferred tax asset before valuation allowance	175,813	71,219
Valuation allowance	(167,749)	0

Net deferred tax asset	$8,064	$71,219

In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. In prior periods, we determined that a valuation allowance was not necessary, in part due to our expectation that Advanta would generate sufficient taxable income in future years. Forecasts for future income considered our plan to limit our credit loss exposure and maximize our capital and our liquidity measures. However, as a result of terminating the tender offer for the Class A senior securitization notes, we now expect that we will not be able to fully realize the plan objectives of maximizing our capital and our liquidity measures. The degree to which we ultimately may realize these plan objectives will depend on our ability to implement additional opportunities to strengthen our capital and our liquidity measures. We have not announced any specific plans at this time and we are still evaluating additional strategies to accomplish these objectives. As part of these additional strategies, we have developed prudent tax planning strategies that we believe should permit the recovery of our deferred tax assets. However, we concluded that a valuation allowance of $167.7 million was required as of June 30, 2009 as there was some level of uncertainty regarding the implementation of the additional strategies. Our future income tax expense will be reduced to the extent of decreases in our valuation allowance. A valuation allowance was not deemed necessary for the deferred tax asset related to the unrealized investment losses as the realization of this component of the deferred tax asset is not dependent on future taxable income.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

	June 30,	December 31,
	2009	2008
Balance at January 1	$16,106	$17,732
Additions based on tax positions related to the current year	0	714
Additions for tax positions of prior years	950	104
Reductions for tax positions of prior years	(847)	(1,989)
Settlements	(1,123)	(455)

Unrecognized tax benefits	$15,086	$16,106

Unrecognized tax benefits as of June 30, 2009, excluding accrued interest and penalties, were $15.1 million, of which $9.8 million, if recognized, would favorably affect our effective tax rate. The remaining $5.3 million represents the federal tax benefits of unrecognized state tax benefits that were recognized as a deferred tax asset.
For the six months ended June 30, 2009, the income tax benefit included an increase of interest of $123 thousand and an increase in penalties of $85 thousand. At June 30, 2009, the liability for unrecognized tax benefits included $15.2 million accrued for potential payment of interest and $7.3 million accrued for potential payment of penalties. Of the $22.5 million total of accrued interest and penalties included in the liability for unrecognized tax benefits at June 30, 2009, $17.3 million would favorably affect our effective tax rate to the extent the interest and penalties were not assessed. The remaining $5.2 million represents the federal tax benefits on accrued interest that were recognized as a deferred tax asset.
The liability for unrecognized tax benefits at June 30, 2009 included $2.6 million related to tax positions for which it is reasonably possible that the total amounts could significantly change in the twelve months ending June 30, 2010. This amount represents a potential decrease in unrecognized tax benefits related to state tax settlements that may occur in that period and expiring state statutes of limitations.
We have an ownership interest in Fleet Credit Card Services, L.P. related to our exit from the consumer card business in 1998. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. was not subject to income tax. As of June 30, 2009, the cumulative gain on transfer of consumer credit card business and our deficit capital account in Fleet Credit Card Services, L.P. on a tax basis for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.

Note 16) Calculation of Earnings Per Share
The following table shows the calculation of basic earnings per common share and diluted earnings per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$(330,069)	$4,015	$(405,974)	$22,377
Less: Preferred A dividends	0	0	(141)	(141)

Net income (loss) allocable to common stockholders	(330,069)	4,015	(406,115)	22,236
Less: Class A dividends declared	0	(2,369)	(269)	(4,737)
Less: Class B dividends declared	0	(5,789)	(684)	(11,532)
Less: Nonvested Class B dividends declared	0	(619)	(44)	(868)

Undistributed net income (loss)	$(330,069)	$(4,762)	$(407,112)	$5,099

Basic net income (loss) per common share
Class A	$(8.14)	$0.06	$(10.01)	$0.47
Class B	(8.14)	0.10	(10.01)	0.54
Diluted net income (loss) per common share
Class A	$(8.14)	$0.06	$(10.01)	$0.47
Class B	(8.14)	0.09	(10.01)	0.52
Basic weighted average common shares outstanding
Class A	13,430	13,380	13,424	13,374
Class B	27,127	27,142	27,160	27,082
Nonvested Class B	3,599	3,625	3,729	2,571
Dilutive effect of Options Class B	0	1,125	0	1,114
Diluted weighted average common shares outstanding
Class A	13,430	13,380	13,424	13,374
Class B	27,127	28,267	27,160	28,196
Nonvested Class B	3,599	3,625	3,729	2,571
Antidilutive shares Options Class B	8,583	4,955	8,812	4,437

Note 17) Fair Value of Financial Instruments
The estimated fair values and related carrying amounts of our financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash	$24,974	$24,974	$31,716	$31,716
Federal funds sold	221	221	32,277	32,277
Interest-bearing deposits	1,539,423	1,539,423	1,595,138	1,595,138
Investments available for sale	402,525	402,525	977,245	977,245
Receivables, net	328,639	330,237	414,844	498,468
Accounts receivable from securitizations	656,749	656,749	301,118	301,118
Accrued interest receivable	3,725	3,725	5,353	5,353
Financial liabilities:
Demand and savings deposits	$91,103	$91,103	$85,378	$85,378
Time deposits	2,456,970	2,512,488	2,456,028	2,493,258
Debt	168,940	161,622	206,598	203,077
Other borrowings	0	0	50,000	50,000
Subordinated debt payable to preferred securities trust	92,290	17,904	103,093	5,656
Accrued interest payable	29,138	29,138	15,472	15,472
We own 497 thousand Visa Inc. Class B common shares that have zero cost basis and no carrying value at June 30, 2009 and December 31, 2008. We estimate the fair value of the Visa shares to be $13.6 million at June 30, 2009 and $10.5 million at December 31, 2008. The Visa shares are not transferable until at least three years from the date of Visa’s March 2008 initial public offering, with the exception of transfers to other Class B common shareholders. We own a cost method investment in Fleet Credit Card Services, L.P with a $32.1 million carrying value at June 30, 2009 and December 31, 2008. It is not practicable to estimate the fair value of the investment in Fleet Credit Card Services, L.P. at either reporting date.
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
Investments Available for Sale
Investments available for sale are valued using quoted market prices in active markets, when available, and classified as Level 1 of the fair value hierarchy. Level 1 investments available for sale include investments such as U.S. Treasury securities, certain equity securities and money market funds. Investments available for sale are classified as Level 2 of the fair value hierarchy if quoted market prices are not available and fair values are estimated using quoted prices of similar securities or recently executed transactions for the securities. Level 2 investments available for sale include investments such as government agency securities, state and municipal securities, commercial paper, corporate bonds and mortgage-backed securities issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corp. Credit card asset-backed securities and the remaining mortgage and home equity line of credit-backed securities are valued based on external prices or spread data and are classified as Level 3 of the fair value hierarchy because of the lack of observable data due to market inactivity as of June 30, 2009 and December 31, 2008. Pricing services are used for valuation of all investments available for sale.
Cost Method Investments
The fair value estimate of Visa Inc. Class B common shares at June 30, 2009 and December 31, 2008 is classified as Level 3 and is based on the quoted market price of Visa’s Class A common shares, the most recent Class B conversion ratio and an estimate of a market discount for future reductions in the conversion ratio related to Visa’s membership indemnification provisions.
Receivables, Net
The fair values of receivables are estimated using a discounted cash flow analysis that incorporates estimates of the interest yield, cost of funds, servicing costs, future credit losses over the life of the receivables, and interest rates expected for a static pool of closed-end loans. The fair value estimates of receivables are classified as Level 3 since the majority of the inputs are unobservable.

Accounts Receivable from Securitizations
Retained interests in securitizations are carried at fair value. If quoted market prices are not available, we estimate the fair values of retained interests in securitizations based on discounted cash flow analyses. Quoted market prices were not available at June 30, 2009 or December 31, 2008. See Note 6 for further discussion of the valuation of retained interests in securitizations. Since the majority of the inputs for determining the fair value of the retained interests are unobservable, we classify these financial instruments as Level 3.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets measured at fair value on a recurring basis at June 30, 2009 and December 31, 2008 are categorized in the tables below based upon the lowest level of significant input to the valuations. We had no liabilities measured at fair value at June 30, 2009 or December 31, 2008.

	June 30, 2009
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Investments available for sale:
U.S. Treasury and government agency securities	$109,284	$0	$0	$109,284
State and municipal securities	0	16,451	0	16,451
Corporate bonds	0	4,997	0	4,997
Asset-backed securities:
Credit card asset-backed securities	0	0	116,285	116,285
Mortgage and home equity line of credit-backed securities	0	4,451	12,625	17,076
Equity securities	8,076	0	46	8,122
Money market funds	129,943	0	0	129,943
Other	0	367	0	367
Retained interests in securitizations	0	0	5,493	5,493

Total assets measured at fair value	$247,303	$26,266	$134,449	$408,018

	December 31, 2008
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Investments available for sale:
U.S. Treasury and government agency securities	$306,309	$6,900	$0	$313,209
State and municipal securities	0	17,064	0	17,064
Commercial paper	0	8,799	0	8,799
Asset-backed securities:
Credit card asset-backed securities	0	0	281,601	281,601
Mortgage and home equity line of credit-backed securities	0	5,065	17,402	22,467
Equity securities	8,068	0	123	8,191
Money market funds	325,548	0	0	325,548
Other	0	366	0	366
Retained interests in securitizations	0	0	125,601	125,601

Total assets measured at fair value	$639,925	$38,194	$424,727	$1,102,846

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Mortgage and
	Home Equity Line	Credit Card		Retained
	of Credit-Backed	Asset-Backed	Equity	Interests in
	Securities	Securities	Securities	Securitizations	Total
Fair value at January 1, 2009	$17,402	$281,601	$123	$125,601	$424,727
Discount accretion	0	0	0	23,284	23,284
Realized loss(1)(2)	(6,593)	0	0	(139,197)	(145,790)
Unrealized gain (loss)(2)	0	0	0	35,392	35,392
Unrealized loss in other comprehensive income (loss)	3,458	(5,916)	(53)	0	(2,511)
Purchases, sales, issuances, settlements, net	(1,642)	(159,400)	(24)	(39,587)	(200,653)
Transfers in and/or out of Level 3	0	0	0	0	0

Fair value at June 30, 2009	$12,625	$116,285	$46	$5,493	$134,449

(1)	Realized loss includes $6.6 million of other-than-temporary impairment losses on mortgage and home equity line of credit-backed securities.

(2)	Realized or unrealized gains or losses on retained interests in securitizations are included in securitization income (loss) on the consolidated income statements.
We also have assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis, such as cost method investments and capitalized costs associated with the acquisition or development of internal-use software. For such assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. As a result of the closure of our business credit card accounts to future use effective May 30, 2009 and the cessation of our business credit card marketing activities, we determined that deferred origination costs, certain prepaid expenses and certain capitalized software costs used for business credit card marketing activities or that we do not plan to use for ongoing servicing were impaired with no fair value. Accordingly, the balances of these assets were written off resulting in $5.3 million of asset impairment charges in the three months ended June 30, 2009. The fair value estimates were Level 3 estimates since they were based on judgmental estimates of cash flows associated with these assets. The asset impairment charges are classified in operating expenses on the consolidated income statement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, such as those set forth in the “Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995,” which can be found at the end of this Item, in “Item 1A. Risk Factors in Part II of this report and in “Item 1A. Risk Factors” found in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements.
“Advanta”, “we”, “us” and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.
OVERVIEW
Advanta was founded in 1951 and has long been an innovator in the financial services industry. Most recently, we have been one of the nation’s largest credit card issuers (through Advanta Bank Corp.) in the small business market. At this time we are not originating new business credit card accounts or funding new business credit card receivables. Today, we are the servicer for the business credit card receivables that we own on our balance sheet and also the business credit card receivables that are owned by the Advanta Business Card Master Trust. As servicer, we will continue to service and collect the amounts owed on these receivables. In the future, we may pursue other business ventures in the small business market, financial services industry or in other markets or industries.
The following table summarizes our financial results for each of the reporting periods.

	Three Months Ended		Six Months Ended
($ in thousands, except per	June 30,		June 30,
share data)	2009	2008	2009	2008
Pretax income (loss)	$(251,513)	$7,476	$(368,286)	$37,166
Income tax expense	78,556	3,461	37,688	14,789
Net income (loss)	$(330,069)	$4,015	$(405,974)	$22,377
Diluted net income (loss) per common share:
Class A	$(8.14)	$0.06	$(10.01)	$0.47
Class B	$(8.14)	$0.09	$(10.01)	$0.52
Deterioration of the U.S. economy beginning in the latter half of 2007 and the negative trends in economic conditions and disruption in the capital markets that have continued into 2009 have adversely affected our business. We, like many small business credit card issuers and other small business lenders, have experienced increased delinquencies and charge-offs due to the impact of the general economic downturn on small businesses. In response to the current economic environment and its negative impact on our business, results of operations and financial condition, in May 2009 we developed a plan that was designed to limit our credit loss exposure and maximize our capital and our liquidity measures. The plan we designed involved the following components: early amortization of our securitization transactions and closing all of our customers’ accounts to future use; and the execution of tender offers for the outstanding trust preferred securities issued by Advanta Capital Trust I and a portion of the Class A senior securitization notes issued by our securitization trust at prices below their par value. As discussed below, we have moved forward with all aspects of our plan with the exception of the tender offer for the Class A senior securitization notes.
Early amortization of the securitization transactions began in June 2009 and effective May 30, 2009, we closed all of our customers’ business credit card accounts to future use. We expect the combination of these events to allow us to realize our plan objective of limiting our credit loss exposure. We also purchased approximately 10.8% of the $100 million outstanding trust preferred securities through our tender offer for the outstanding trust preferred securities. However, on June 8, 2009, Advanta Bank Corp. terminated its tender offer for the Class A senior securitization notes because it was determined that a regulatory condition to the tender offer would not be satisfied. As a result of terminating the tender offer for the Class A senior securitization notes, we now expect that we will not be able to fully realize the plan objectives of maximizing our capital and our liquidity measures. The degree to which we ultimately may realize these plan objectives will depend on our ability to implement additional opportunities to strengthen our capital and our liquidity measures. We have not announced any specific plans at this time and we are still evaluating additional strategies to accomplish these objectives. Our ability to continue as a going concern may depend on our ability to successfully implement a plan for new business opportunities.
As part of the additional strategies discussed above, we have developed prudent tax planning strategies that we believe should permit the recovery of our deferred tax assets. However, we concluded that a valuation allowance was required as of June 30, 2009, as there was some level of uncertainty regarding the implementation of the additional strategies. Our income tax expense for the three and six months ended June 30, 2009 includes $167.7 million of expense related to the establishment of the valuation allowance.
Effective June 30, 2009, our wholly owned bank subsidiary, Advanta Bank Corp., entered into two regulatory agreements with the Federal Deposit Insurance Corporation (“FDIC”), its primary federal banking regulator. Advanta Bank Corp. did not admit any wrongdoing in entering into the agreements and entered into the agreements in the interest of expediency and to avoid litigation and the costs associated therewith. The agreements place significant restrictions on Advanta Bank Corp.’s activities and operations, including its deposit-taking operations, and require Advanta Bank Corp. to maintain a total risk-based capital ratio of at least 10% and a tier I leverage capital ratio of at least 5%. The agreements require Advanta Bank Corp. to make certain restitution payments to eligible customers and pay a civil money penalty of $150,000. We previously took a $14 million pretax charge related to our estimate of cash back rewards program restitution in the third quarter of 2008. We recorded an additional $19 million pretax charge, classified in operating expenses, in the second quarter of 2009 related to our estimate of pricing strategies restitution under the agreements. The agreements also have the impact of requiring us to obtain the FDIC’s approval before we would be able to pursue new business opportunities through Advanta Bank Corp., however the agreements do not limit our ability to pursue future business opportunities outside of the bank. See further discussion of the regulatory agreements in Note 12 to the consolidated financial statements.
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
RESULTS OF OPERATIONS
The components of pretax (loss) income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008
Net interest income	$5,270	$25,232	$8,666	$43,135
Noninterest revenues (losses)	(138,104)	94,323	(142,117)	203,980
Provision for credit losses	(35,335)	(30,327)	(76,612)	(58,709)
Operating expenses	(83,344)	(81,752)	(158,223)	(151,240)

Pretax income (loss)	$(251,513)	$7,476	$(368,286)	$37,166

The decreases in net interest income for the three and six months ended June 30, 2009 as compared to the same periods of 2008 were due primarily to decreases in average owned receivables, decreases in the average yields earned on receivables and investments, and increases in average deposits outstanding. These impacts were partially offset by increases in average investment balances and decreases in the average cost of funds on interest-bearing liabilities.
Noninterest revenues (losses) include securitization income (loss), servicing revenues, interchange income, investment gains or losses and other revenues, and are reduced by rewards costs. Noninterest revenues for the three and six months ended June 30, 2009 decreased as compared to the same periods of 2008 due primarily to securitization losses resulting from increasing delinquencies and charge-offs on securitized receivables, the early amortization of our securitization transactions and the closure of our customers’ accounts to future use effective May 30, 2009. We also had lower interchange income, fee revenues, servicing revenues and lower rewards costs for the three and six months ended June 30, 2009 as compared to the same periods of 2008. Noninterest revenues in the three and six months ended June 30, 2009 include an $8.6 million gain on extinguishment of debt and $6.6 million of other-than-temporary losses recognized on certain of our investment securities. Noninterest revenues in 2008 include investment gains on sales of MasterCard Incorporated shares of $14.2 million for the three months ended June 30, 2008 and $18.8 million for the six months ended June 30, 2008, and a $13.4 million gain on the redemption of Visa Inc. shares for the six months ended June 30, 2008.
The increases in provision for credit losses for the three and six months ended June 30, 2009 as compared to the same periods of 2008 were due primarily to increases in delinquency and net principal charge-off rate trends, partially offset by a decrease in average owned business credit card receivables. See “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed discussion and a table of credit quality data.
Operating expenses for the three months ended June 30, 2009 include a $19 million estimate of pricing strategies restitution associated with Advanta Bank Corp.’s regulatory agreement with the FDIC, and $5.3 million of asset impairment charges resulting from the closure of our customers’ accounts to future use effective May 30, 2009 and the cessation of our business credit card marketing activities. In addition, operating expenses for the six months ended June 30, 2009 included $12.3 million of severance and related costs associated with workforce reductions. Operating expenses for the six months ended June 30, 2008 include the benefit of a $5.5 million decrease in Visa indemnification reserves. See “Contingencies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
The following table provides key statistical information on our business credit card receivables. Credit quality statistics for the business credit card receivables are included in the “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008
Average owned receivables	$705,710	$1,164,748	$618,798	$1,081,939
Average securitized receivables	$3,852,397	$5,063,349	$4,101,319	$5,206,692
Customer transaction volume:
Merchandise sales	$1,586,985	$3,055,484	$3,847,796	$5,894,978
Balance transfers	43,392	121,752	108,647	360,089
Cash usage	200,152	294,475	409,741	654,757

Total customer transaction volume	$1,830,529	$3,471,711	$4,366,184	$6,909,824
New account originations	548	26,269	4,509	93,363
Average number of active accounts(1)	686,007	939,700	730,515	947,042
Ending number of accounts at June 30	535,281	1,305,288	535,281	1,305,288

(1)	Active accounts are defined as accounts with a balance at month-end. Active account statistics do not include charged-off accounts. The statistics reported above are the average number of active accounts for the three and six months ended June 30.
The decreases in average owned and securitized receivables, transaction volume, new account originations, average active accounts and the ending number of accounts in 2009 as compared to the same periods of 2008 are the result of the closure of our customers’ accounts to future use effective May 30, 2009. In addition, prior to the closure of our customers’ accounts in May 2009, we had reduced mail volume in direct mail account acquisition campaigns and tightened underwriting criteria, reduced credit line assignments to amounts near outstanding balances where appropriate, and closed inactive accounts, each in response to economic conditions.

INTEREST INCOME AND EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008
Interest income	$33,586	$55,269	$67,794	$101,316
Interest expense	28,316	30,037	59,128	58,181
The decreases in interest income for the three and six months ended June 30, 2009 as compared to the same periods of 2008 were due primarily to decreases in average business credit card receivables, decreases in the average yields earned on business credit card receivables due primarily to increases in interest charge-off and delinquency rates that resulted in increased provisions for interest losses and reduced interest yields, and decreases in the average yields earned on investments due to the interest rate environment.
The decrease in interest expense for the three months ended June 30, 2009 as compared to the same period of 2008 was due primarily to a decrease in average debt balances and a decrease in the average cost of funds on deposits resulting from the interest rate environment, partially offset by an increase in our average deposits outstanding. The increase in interest expense for the six months ended June 30, 2009 as compared to the same period of 2008 was due primarily to an increase in our average deposits outstanding, partially offset by a decrease in the average cost of funds on deposits resulting from the interest rate environment and a decrease in average debt balances. We increased our level of deposit funding throughout 2008 to generate additional liquidity in response to continued turmoil in the economy and capital markets. Average deposits increased $433 million for the three months ended June 30, 2009 and $561 million for the six months ended June 30, 2009 as compared to the same periods of 2008.
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

INTEREST RATE ANALYSIS AND AVERAGE BALANCES

	Three Months Ended June 30,
	2009			2008
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Owned receivables:
Business credit cards(1)	$705,710	$18,872	10.73%	$1,164,748	$37,662	13.01%
Other receivables	7,910	74	3.76	7,739	88	4.55

Total receivables	713,620	18,946	10.65	1,172,487	37,750	12.95
Investments(2)	1,997,662	3,445	0.68	1,361,904	7,956	2.31
Retained interests in securitizations	68,142	11,195	65.72	217,629	9,565	17.58

Total interest-earning assets(3)	2,779,424	$33,586	4.84%	2,752,020	$55,271	8.05%
Noninterest-earning assets	541,558			463,773

Total assets	$3,320,982			$3,215,793

Interest-bearing liabilities:
Deposits	$2,491,526	$23,522	3.79%	$2,058,064	$23,600	4.61%
Debt	177,802	2,511	5.66	220,235	3,482	6.36
Subordinated debt payable to preferred securities trust	101,550	2,282	8.99	103,093	2,317	8.99
Other borrowings	1,018	1	0.51	26,543	638	9.51

Total interest-bearing liabilities	2,771,896	$28,316	4.10%	2,407,935	$30,037	5.01%
Noninterest-bearing liabilities	227,911			208,683

Total liabilities	2,999,807			2,616,618

Stockholders’ equity	321,175			599,175

Total liabilities and stockholders’ equity	$3,320,982			$3,215,793

Net interest spread			0.74%			3.04%
Net interest margin			0.76%			3.69%

(1)	Interest income includes late fees for owned business credit card receivables of $1.3 million for the three months ended June 30, 2009 and $2.1 million for the same period of 2008.

(2)	Includes federal funds sold, interest-bearing deposits and investments available for sale. Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

	Six Months Ended June 30,
	2009			2008
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Owned receivables:
Business credit cards(1)	$618,798	$34,795	11.34%	$1,081,939	$66,693	12.40%
Other receivables	8,180	165	4.06	7,535	187	4.98

Total receivables	626,978	34,960	11.24	1,089,474	66,880	12.34
Investments(2)	2,159,091	9,550	0.88	1,283,034	17,890	2.76
Retained interests in securitizations	94,931	23,284	49.06	219,315	16,550	15.09

Total interest-earning assets(3)	2,881,000	$67,794	4.72%	2,591,823	$101,320	7.83%
Noninterest-earning assets	534,716			483,092

Total assets	$3,415,716			$3,074,915

Interest-bearing liabilities:
Deposits	$2,476,066	$49,049	3.99%	$1,914,739	$45,519	4.78%
Debt	185,452	4,926	5.36	217,955	6,923	6.39
Subordinated debt payable to preferred securities trust	102,317	4,599	8.99	103,093	4,634	8.99
Other borrowings	31,611	554	3.49	25,881	1,105	8.45

Total interest-bearing liabilities	2,795,446	$59,128	4.26%	2,261,668	$58,181	5.17%
Noninterest-bearing liabilities	226,832			218,033

Total liabilities	3,022,278			2,479,701

Stockholders’ equity	393,438			595,214

Total liabilities and stockholders’ equity	$3,415,716			$3,074,915

Net interest spread			0.46%			2.66%
Net interest margin			0.61%			3.35%

(1)	Interest income includes late fees for owned business credit card receivables of $2.3 million for the six months ended June 30, 2009 and $3.9 million for the same period of 2008.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

PROVISION AND ALLOWANCE FOR RECEIVABLE LOSSES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008
Provision for credit losses	$35,335	$30,327	$76,612	$58,709
Provision for interest and fee losses	12,505	6,057	20,270	10,418
The increases in the provision for credit losses and the provision for interest and fee losses for the three and six months ended June 30, 2009 as compared to the same periods of 2008 were due primarily to increases in delinquency and net principal charge-off rate trends, partially offset by a decrease in average owned business credit card receivables of $459 million for the three months ended June 30, 2009 and $463 million for the six months ended June 30, 2009, each as compared to the same period of 2008. The deterioration in credit performance has been broad-based across industries, geographic regions and origination vintages in our receivable portfolio. The increasing delinquency and charge-off rates for the three and six months ended June 30, 2009 as compared to the same periods of 2008 reflected deterioration in the U.S. economy. Additional deterioration in the U.S. economy could cause these trends to worsen. In addition, our credit losses could increase if certain customers become unwilling to continue to make payments as a result of the closure of our customers’ accounts to future use effective May 30, 2009.
The allowance for receivable losses on business credit card receivables was $81.5 million as of June 30, 2009 as compared to an allowance of $102.7 million as of December 31, 2008. Due to the closure of our customers’ accounts to future use effective May 30, 2009, the allowance at June 30, 2009 reflects an estimate of losses inherent in a static pool of closed-end loans. The decrease in the allowance for receivable losses reflects a decrease in the dollar amount of delinquent receivables that resulted from the acceleration of net principal charge-offs associated with a change in charge-off policy that is discussed below, and a decrease in the balance of owned receivables. These impacts were partially offset by an increase in the estimate of losses inherent in the portfolio based on trends in net principal charge-off rates, the closure of our customers’ accounts to future use, and the current composition of the portfolio. The allowance was 20.22% as a percentage of owned receivables at June 30, 2009, which was relatively consistent with the allowance of 20.31% of owned receivables at December 31, 2008.
Our charge-off and re-age policies for business credit card accounts conform to the Uniform Retail Credit Classification and Account Management Policy, as well as the Credit Card Lending Guidance, issued by the federal financial institutions regulatory agencies. Effective June 2009, due to the closure of our customers’ accounts to future use, our charge-off policy for contractually delinquent business credit card accounts changed to charge-off an unpaid receivable no later than the end of the month in which it becomes and remains past due 120 cumulative days from the contractual due date. Our previous policy was to charge-off an unpaid receivable no later than the end of the month in which it became and remained past due 180 cumulative days from the contractual due date. There was no change to our charge-off policy for bankrupt business credit card accounts, which is to charge-off an unpaid receivable within 60 days of receipt of notification of filing from the bankruptcy court or within the timeframes adopted in the Uniform Retail Credit Classification and Account Management Policy, whichever is shorter. We had $25.1 million of additional net principal charge-offs in June 2009 associated with the change in charge-off policy.
The following table provides credit quality data as of and for the periods indicated for our owned business credit card receivable portfolio, including a summary of allowances for receivable losses, delinquencies, nonaccrual receivables, accruing receivables past due 90 days or more, and net principal charge-offs. Due to the closure of our customers’ accounts to future use effective May 30, 2009, we believe that our asset quality statistics are no longer comparable to the same statistics for prior periods or to the similar statistics of other small business or consumer credit card issuers. In addition, the credit quality data as of and for the period ended June 30, 2009 reflects the impact of the change in charge-off policy discussed above.

	June 30,	December 31,	June 30,
($ in thousands)	2009	2008	2008
Allowance for receivable losses	$81,536	$102,700	$84,611
Receivables 30 days or more delinquent	34,723	52,997	49,894
Receivables 90 days or more delinquent	9,373	24,132	25,001
Nonaccrual receivables	10,172	9,688	10,670
Accruing receivables past due 90 days or more	8,172	22,166	22,684
As a percentage of receivables:
Allowance for receivable losses	20.22%	20.31%	9.94%
Receivables 30 days or more delinquent	8.61	10.48	5.86
Receivables 90 days or more delinquent	2.32	4.77	2.94
Nonaccrual receivables	2.52	1.92	1.25
Accruing receivables past due 90 days or more	2.03	4.38	2.67
Net principal charge-offs for the year-to-date period ended June 30 and December 31	$95,531	$89,056	$42,125
As a percentage of average receivables (annualized)	30.88%	9.62%	7.79%
Net principal charge-offs for the three months ended June 30 and December 31	$68,898	$24,092	$25,819
As a percentage of average receivables (annualized)	39.05%	14.09%	8.87%
SECURITIZATION INCOME (LOSS)
We sold business credit card receivables through securitizations accounted for as sales under GAAP. We continue to own and service the accounts that generated the securitized receivables. Our retained interests in securitizations entitle us to the excess spread on the securitized receivables, if any. Excess spread represents income-related cash flows on securitized receivables net of noteholders’ interest, servicing fees and credit losses. Fair value estimates used in the recognition of securitization income (loss) include estimates of future cash flows of interest income on securitized receivables in excess of interest expense (interest earned by noteholders), servicing fees and credit losses over the life of the existing securitized receivables. We discount estimated cash flows using an interest rate that management believes a third party purchaser would demand. See discussion of our determination of the discount rate assumption used in the valuation of retained interests in securitizations in the “Valuation of Financial Instruments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Monthly excess spread percentages on all series of noteholder principal balances for the three months ended June 30, 2009 and 2008 were as follows:

	Apr. 2009	May 2009	Jun. 2009		Apr. 2008	May 2008	Jun. 2008
Monthly excess spread percentages	(0.46)%	(6.09)%	(44.42	)%(1)	4.79%	5.75%	4.09%

(1)	Reflects the impact of the change in charge-off policy discussed in the “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Early amortization for our securitization transactions began in June 2009 after the AdvantaSeries three-month average excess spread amount was not maintained at a level greater than $0, which was a trigger for early amortization. See the “Off-Balance Sheet Arrangements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
Securitization income (loss) was as follows:

($ in thousands)	2009	2008
Three months ended June 30	$(179,017)	$4,608
Six months ended June 30	(238,924)	21,605
The decreases in securitization income for the three and six months ended June 30, 2009 compared to the same periods of 2008 were due primarily to increases in net principal charge-off and delinquency rates on securitized receivables and the closure of our customers’ accounts to future use effective May 30, 2009 that reduced our cash flows on retained interests in securitizations in the 2009 reporting periods and reduced our estimates of future cash flows. The trends in net principal charge-off and delinquency rates on securitized receivables are similar to those on owned receivables described in the “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Income-related cash flows on securitized receivables did not exceed the other components of the excess spread in recent months, and we expect the negative excess spread levels to continue. Due to the negative excess spread levels, our par values of cash collateral and subordinated trust assets were reduced by an aggregate of $139 million in the three months ended June 30, 2009 as the balances were used as credit enhancement for securitization noteholders. The cash collateral account had no balance and no fair value as of June 30, 2009. The remaining par value of subordinated trust assets was $8.5 million as of June 30, 2009 and the estimated fair value was $5.5 million. The retained interest-only strip’s fair value was estimated as zero at December 31, 2008 and June 30, 2009. The aggregate reduction in estimated fair value of retained interests in securitizations, including both realized losses and changes in unrealized losses, was $74.1 million for the three months ended June 30, 2009 and $103.8 million for the six months ended June 30, 2009. Securitization loss for the three and six months ended June 30, 2009 also includes an unfavorable valuation adjustment to accrued interest and fees on securitized receivables of $72.8 million as a result of the early amortization of our securitization transactions and closure of our customers’ accounts to future use. Securitization loss for the three and six months ended June 30, 2009 includes $31.5 million of loss related to interchange cash flows used as credit enhancement. However, this has no net impact on pretax loss since interchange income on the consolidated income statements includes interchange fees on both owned and securitized business credit cards. Securitization income for the six months ended June 30, 2008 included a favorable valuation adjustment to retained interests in securitizations of $4.0 million.

SERVICING REVENUES
Servicing revenues were as follows:

($ in thousands)	2009	2008
Three months ended June 30	$18,053	$24,365
Six months ended June 30	38,900	50,457
The decreases in servicing revenues for the three and six months ended June 30, 2009 as compared to the same periods of 2008 were due to decreased volume of securitized business credit card receivables.
GAIN ON EXTINGUISHMENT OF DEBT
In June 2009, we purchased $10.8 million of the $100 million outstanding trust preferred securities issued by Advanta Capital Trust I through a tender offer that expired on June 15, 2009. The purchase price was $2.2 million and holders who tendered will not receive any accrued and unpaid distributions. The purchased trust preferred securities were exchanged for a like amount of the related subordinated debt payable to the preferred securities trust issued by Advanta Corp. and we retired such trust preferred securities and the related subordinated debt in June 2009. We recognized a gain on the extinguishment of the subordinated debt payable to the preferred securities trust of $8.6 million in the three months ended June 30, 2009. The gain is net of $571 thousand of costs associated with the tender offer.
OTHER REVENUES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008
Interchange income	$36,478	$70,627	$89,004	$136,275
Cash back rewards	(10,950)	(16,082)	(22,391)	(30,665)
Business rewards	(7,393)	(6,944)	(13,891)	(13,526)
Investment securities gains (losses), net:
Other-than-temporary impairment losses	(6,593)	0	(6,593)	0
The Reserve Primary Fund	0	0	(860)	0
Visa Inc.	0	0	0	13,408
MasterCard Incorporated	0	14,216	0	18,823
Venture capital investments	(53)	0	(53)	(2)
Other	0	99	0	99

Investment securities gains (losses), net	(6,646)	14,315	(7,506)	32,328
Customer referral fees	1,057	0	1,057	0
Balance transfer and cash usage fees	737	1,858	1,488	4,864
Other business credit card fees	490	1,196	808	2,105
Other, net	530	380	781	537

Total other revenues, net	$14,303	$65,350	$49,350	$131,918

The decreases in interchange income, rewards costs, balance transfer, cash usage and other business credit card fees for the three and six months ended June 30, 2009 as compared to the same periods of 2008 were due primarily to the closure of customers’ accounts to future use effective May 30, 2009. In addition, we had lower transaction volume and a lower number of active accounts through May 2009 as compared to prior periods. The lower transaction volume and lower number of active accounts resulted from our initiatives designed to manage risk exposure, including fewer new account originations and lower promotional activities prior to our decision to close the customers’ accounts.
In connection with the closure of customers’ accounts to future use, we are discontinuing our cash back and business reward programs in the third quarter of 2009 and redeeming all customers for the outstanding point balances at the date of discontinuance. The rewards costs for the three and six months ended June 30, 2009 include the impact of the changes in estimate of the rates and costs of redemptions associated with the discontinuance of the programs. Changes in estimates decreased other revenues $2.8 million for the three months ended June 30, 2009 as compared to an increase in other revenues of $400 thousand for the three months ended June 30, 2008, and decreased other revenues $2.8 million for the six months ended June 30, 2009 as compared to an increase in other revenues of $700 thousand for the six months ended June 30, 2008.
We do not expect to recover the entire amortized cost basis of certain of our investment securities based on our projections of future cash flows and accordingly have recorded $6.6 million of the impairment related to credit as other-than-temporary impairment losses as of June 30, 2009. See discussion in “Valuation of Financial Instruments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
At June 30, 2009, we had a $2.3 million receivable in other assets related to September 2008 redemption orders submitted to The Reserve Primary Fund, a money market fund investment. The net asset value of The Reserve Primary Fund declined below $1.00 per share on September 16, 2008, the day following our redemption request. Due to a large number of redemption requests, the fund received an SEC order suspending redemptions and postponing payment for shares that had already been submitted for redemption. The fund made partial distributions to shareholders in 2008 and 2009. We received $37.3 million of our redemption proceeds through June 30, 2009. The timing of the receipt of the remaining $2.3 million of estimated proceeds from the Reserve Primary Fund is uncertain and is subject to the orderly disposition of the fund’s securities and the resolution of pending and threatened claims that may affect the fund’s assets. There is uncertainty as to whether the fund’s loss will be allocated to shareholders that redeemed on September 15, 2008 and there is also uncertainty as to the level of fund assets that will be used to satisfy ongoing costs and expenses, legal fees, and pending or threatened claims against the fund or the fund’s assets. Since our proceeds from the redemption may be less than the redemption price of $1.00 per share, we recorded an estimated loss on the redemption of $1.0 million in 2008. In the six months ended June 30, 2009, we updated our estimate based on additional disclosures by the fund’s management and recorded an additional $860 thousand loss on the redemption.
Investment securities gains for the three months ended June 30, 2008 included a $14.2 million realized gain on the sale of MasterCard Incorporated shares. Investment securities gains for the six months ended June 30, 2008 include $18.8 million of realized gains on sales of MasterCard Incorporated shares and a $13.4 million realized gain on the redemption of Visa Inc. shares. The gain on Visa Inc. shares was related to Visa’s initial public offering and share redemption in March 2008. As of June 30, 2009, we own 497 thousand Visa Inc. Class B common shares that have zero cost basis and no book value. We have no remaining MasterCard Incorporated shares as of June 30, 2009.
As part of our efforts to assist customers during the account closure process, on June 4, 2009, we entered into an agreement with American Express Travel Related Services Company, Inc. to extend an invitation for certain of our customers to apply for an American Express card account. We are generally entitled to payment of a fee for each account opened by American Express for the specified customers, subject to the satisfaction of certain conditions. We earned $1.1 million of customer referral fees associated with this agreement in June 2009.
OPERATING EXPENSES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008
Salaries and employee benefits	$17,487	$31,118	$47,270	$59,646
External processing	9,051	9,220	17,972	17,465
Credit	6,142	3,425	12,440	5,452
Impairment of assets	5,328	0	5,328	0
Marketing	5,140	8,165	11,714	13,401
Insurance	4,071	1,104	5,644	2,003
Professional fees	3,446	6,058	8,787	11,649
Equipment	3,201	3,729	7,796	6,961
Occupancy	2,455	2,578	5,024	5,049
Fraud	2,453	1,525	3,950	3,557
Postage	1,574	1,522	2,978	3,129
Amortization of deferred origination costs, net	1,005	9,247	3,728	20,191
Telephone	1,002	752	2,186	1,731
Travel and entertainment	674	1,084	1,672	1,863
Visa indemnification	0	0	0	(5,501)
Restitution associated with pricing strategies	19,000	0	19,000	0
Other	1,315	2,225	2,734	4,644

Total operating expenses	$83,344	$81,752	$158,223	$151,240

In July 2008, we commenced a reduction of workforce in connection with initiatives to outsource business processes within the areas of information technology, customer service, collections, and accounting and finance. In the first quarter of 2009, we reduced our workforce by approximately 300 employees, or 35%, in order to reduce staffing to a level more commensurate with the portfolio size and scale of business activities that we anticipated at that time for 2009. Both of these reductions were substantially complete by March 31, 2009 and we expect to pay the severance and related costs within twelve months of the severance dates.
In July 2009, we announced plans to further reduce our workforce by approximately 200 employees, or 50%, in order to reduce staffing to a level more commensurate with our current activities. In connection with this reduction of workforce, we expect to incur expenses of approximately $8.5 million to $9.5 million related to severance and related costs. We expect this reduction of workforce to be substantially complete in the third quarter of 2009.
Salaries and employee benefits decreased for the three and six months ended June 30, 2009 as compared to the same periods of 2008 due primarily to cost reduction measures implemented in the first quarter of 2009 resulting in lower headcount, and lower incentive compensation expense that resulted from a change in estimate of incentives related to the 2008 performance year. Salaries and employee benefits for the six months ended June 30, 2009 include $12.3 million of severance and related costs as described above.
Credit expense increased for the three and six months ended June 30, 2009 as compared to the same periods of 2008 due primarily to the increased use of third parties as part of our receivable collection initiatives.

As a result of the closure of our customers’ accounts to future use effective May 30, 2009 and the cessation of our business credit card marketing activities, we determined that deferred origination costs, certain prepaid expenses and certain capitalized software costs used for business credit card marketing activities or that we do not plan to use for ongoing servicing were impaired with no fair value. Accordingly, the balances of these assets were written off resulting in $5.3 million of asset impairment charges in the three months ended June 30, 2009.
Marketing expense decreased for the three and six months ended June 30, 2009 as compared to the same periods of 2008 due to reduced business credit card marketing activities through May 2009 in response to economic conditions, and the cessation of business credit card marketing activities in May 2009. The decreases in business credit card marketing expenses were partially offset by increased sponsorship activities relating to cultural and sporting events and activities relating to the retail investment note program.
The increases in insurance expense for the three and six months ended June 30, 2009 as compared to the same periods of 2008 are due primarily to an increase in FDIC deposit insurance costs. Our deposit insurance costs increased due to the higher levels of deposits for the three and six months ended June 30, 2009 as compared to the same periods of 2008, an increase in the insurance assessment rate in 2009 and a $1.4 million special assessment as of June 30, 2009 that was applicable to all depository institutions. The FDIC may impose an additional special assessment to all financial institutions later in 2009.
Professional fees decreased for the three and six months ended June 30, 2009 as compared to the same periods of 2008 due primarily to the decreased use of external consultants for profitability and marketing initiatives.
Fraud expense increased for the three and six months ended June 30, 2009 as compared to the same periods of 2008 due primarily to a data breach at a third party processor that affected some of our customers’ accounts.
We discontinued amortization of deferred origination costs effective June 1, 2009 and wrote off the remaining balance as part of the asset impairment charge described above. Amortization of deferred origination costs, net, decreased for the three and six months ended June 30, 2009 as compared to the same periods of 2008 since there was no amortization in June 2009 and due to the lower number of new account originations through May 2009 as compared to prior periods.
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
We recorded a $19 million expense in the three months ended June 30, 2009 for an estimate of pricing strategies restitution associated with Advanta Bank Corp.’s regulatory agreement with the FDIC. See Note 12 to the consolidated financial statements for additional discussion of Advanta Bank Corp.’s regulatory agreements.
CONTINGENCIES
Advanta Corp. is a member of Visa USA and owns shares of Visa Inc. Class B common stock. Our membership in Visa USA and our ownership interest in Visa Inc. (“Visa”) are related primarily to our former consumer credit card business, which we exited in 1998. Visa completed its initial public offering in March 2008 and set aside $3 billion of the proceeds in a litigation escrow account to fund litigation judgments or settlements that have occurred or may occur related to specified litigation matters between Visa and third parties. Advanta Corp. and its subsidiaries are not named as defendants in the specified litigation matters. However, to the extent Visa’s litigation escrow is not sufficient to satisfy the specified litigation matters, the members of Visa USA to varying extents may be required to fund certain losses incurred by Visa in connection with those matters due to member indemnification provisions within Visa USA’s bylaws. In 2007, we recorded a $12.0 million reserve associated with our contingent obligation to Visa USA related to the specified litigation matters between Visa and third parties. In March 2008, we increased the reserve by $577 thousand based on increases in litigation reserves disclosed by Visa. Also in March 2008, we reduced the liability by $6.1 million for our proportionate share of the amounts funded by Visa in the litigation escrow account. We classified the $5.5 million net reduction in indemnification reserves as a benefit to operating expenses for the six months ended June 30, 2008. There were no changes associated with our contingent obligation to Visa USA in the three and six months ended June 30, 2009. The indemnification reserve for our contingent obligation to Visa USA was $5.9 million at June 30, 2009 and December 31, 2008. Pretax income for the six months ended June 30, 2008 includes a $13.4 million gain on the redemption of Visa shares in other revenues.
As of March 31, 2009, we had interest-bearing deposits pledged as collateral for payment obligations under contracts with certain third parties in the ordinary course of business. In June 2009, one of the third parties withdrew $29.2 million from the interest-bearing deposit account asserting that our decision to close our customers’ accounts to future use effective May 30, 2009 triggered an automatic termination provision and that a termination fee in that amount was due. We do not believe that an automatic termination was triggered or that a termination fee was due under the terms of the contract and we have recorded a $29.2 million receivable from the third party as of June 30, 2009. The receivable is classified in other assets on the consolidated balance sheet. While we expect to fully recover this receivable, there can be no assurance of this and any unrecoverable amount cannot be reasonably estimated.
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
INCOME TAXES
Income tax expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008
Income tax expense	$78,556	$3,461	$37,688	$14,789
Effective tax expense rate	31.2%	46.3%	10.2%	39.8%
Income tax expense and the effective tax rate for the three and six months ended June 30, 2009 reflects the impact of establishing a valuation allowance of $167.7 million in the three months ended June 30, 2009 as discussed below. Included in the expense for the six months ended June 30, 2009 is a 0.3% benefit due to favorable settlements and changes in judgment associated with prior period uncertain tax positions as compared to a 9.9% benefit for the three months ended June 30, 2008 and 3.5% for the six months ended June 30, 2008. In the three months ended June 30, 2009 there was no benefit to the effective tax rate associated with settlements and changes in judgment related to prior period uncertain tax positions.

In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. In prior periods, we determined that a valuation allowance was not necessary, in part due to our expectation that Advanta would generate sufficient taxable income in future years. Forecasts for future income considered our plan to limit our credit loss exposure and maximize our capital and our liquidity measures. However, as a result of terminating the tender offer for the Class A senior securitization notes, we now expect that we will not be able to fully realize the plan objectives of maximizing our capital and our liquidity measures. The degree to which we ultimately may realize these plan objectives will depend on our ability to implement additional opportunities to strengthen our capital and our liquidity measures. We have not announced any specific plans at this time and we are still evaluating additional strategies to accomplish these objectives. As part of these additional strategies, we have developed prudent tax planning strategies that we believe should permit the recovery of our deferred tax assets. However, we concluded that a valuation allowance of $167.7 million was required as of June 30, 2009 as there was some level of uncertainty regarding the implementation of the additional strategies. Our future income tax expense will be reduced to the extent of decreases in our valuation allowance. A valuation allowance was not deemed necessary for the deferred tax asset related to the unrealized investment losses as the realization of this component of the deferred tax asset is not dependent on future taxable income.
We have an ownership interest in Fleet Credit Card Services, L.P. related to our exit from the consumer credit card business in 1998. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. was not subject to income tax. As of June 30, 2009, the cumulative gain on transfer of consumer credit card business and our deficit capital account in Fleet Credit Card Services, L.P. on a tax basis for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2009, we had $3.3 billion of securitized receivables, $3.2 billion of which were off-balance sheet. As of December 31, 2008, we had $4.5 billion of securitized receivables, $4.1 billion of which were off-balance sheet. We hold certain securitized receivables on-balance sheet in the form of subordinated trust assets that are a component of retained interests in securitizations and certain AdvantaSeries Class A notes issued in our 2008 securitizations that were purchased by one of our bank subsidiaries and are classified as investments available for sale. Our investments available for sale included AdvantaSeries Class A notes with a fair value of $116.3 million as of June 30, 2009 and $281.6 million as of December 31, 2008. We had $656.7 million of accounts receivable from securitizations on our balance sheet as of June 30, 2009 and $301.1 million as of December 31, 2008. Accounts receivable from securitizations include amounts due from the securitization trust, accrued interest and fees on securitized receivables and retained interests in securitizations. Our business credit card receivables on the consolidated balance sheet include our undivided interest in the principal receivables in the trust (seller’s interest) of $290 million as of June 30, 2009 and $377 million as of December 31, 2008.
Early amortization for our securitization transactions began in June 2009 after the AdvantaSeries three-month average excess spread amount was not maintained at a level greater than $0, which was a trigger for early amortization. The early amortization resulted in the end of the revolving periods prior to the expected dates. In an early amortization, the noteholders are paid as payments on the securitized receivables are received from customers. In order to eliminate the potential negative liquidity impact of early amortization, we closed our customers’ accounts to future use effective May 30, 2009. The early amortization of our securitization transactions and closing our customers’ accounts had a negative impact on the value of our retained interests in securitizations and accrued interest and fees on securitized receivables. Due to the closure of our customers’ accounts, we do not expect to need replacement funding for any securitizations. In May 2009, Standard and Poor’s and Moody’s Investor Service lowered the ratings of the AdvantaSeries notes issued by the Advanta Business Card Master Trust. These changes have no impact on our funding or funding plans.
Our recourse or credit risk in off-balance sheet securitized receivables is limited to the amount of our retained interests in securitizations. We generally retain an interest in securitized receivables in the form of subordinated trust assets, cash collateral accounts and retained interest-only strips. Retained interests in securitizations serve as credit enhancement to the noteholders’ interests in the securitized receivables. We had $5.5 million of retained interests in securitizations at June 30, 2009 and $125.6 million at December 31, 2008. The fair values of retained interests in securitizations are dependent upon the performance of the underlying securitized receivables, market-driven interest rates and market credit spreads. Our retained interests in securitizations entitle us to the excess spread on the receivables, if any. Excess spread represents income-related cash flows on securitized receivables (interest, interchange, recoveries and fees) net of noteholders’ interest, servicing fees and credit losses. Due to the closure of customers’ accounts to future use effective May 30, 2009, there will be no future cash flows or income from interchange in future periods. Income-related cash flows on securitized receivables did not exceed the other components of the excess spread in recent months, and we expect the negative excess spread levels to continue. As a result, the fair value of our retained interest-only strip and cash collateral accounts were estimated as zero at June 30, 2009 and the estimated fair value of our subordinated trust assets was reduced to $5.5 million.
See “Securitization Income” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of income (loss) related to securitizations. See Note 6 to the consolidated financial statements for the key assumptions used in estimating the fair value of retained interests in securitizations for the three and six months ended June 30, 2009 and 2008.
The following table summarizes securitization data including income and cash flows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008
Average securitized receivables	$3,852,397	$5,063,349	$4,101,319	$5,206,692
Securitization income (loss)	(179,017)	4,608	(238,924)	21,605
Discount accretion	11,195	9,565	23,284	16,550
Interchange income	31,499	57,799	78,682	113,244
Servicing revenues	18,053	24,365	38,900	50,457
Proceeds from new securitizations	0	193,325	125,000	318,025
Proceeds from collections reinvested in revolving-period securitizations	1,042,159	2,581,177	2,867,245	5,133,254
Cash flows received on retained interests	60,914	112,651	112,496	192,586

In June 2009, the FASB issued FASB Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, and FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). Statement No. 166 eliminates the concept of qualifying special-purpose entities (“QSPE’s”), so all special-purpose entities must be analyzed for consolidation. Statement No. 167 requires consolidation if an entity has both power to direct the activities of the special-purpose entity that most significantly impact its economic performance and receives benefits or absorbs losses that are potentially significant to the special-purpose entity. These statements are effective for Advanta on January 1, 2010. Management is currently evaluating any potential impact these statements may have on our financial position or results of operations.
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

	June 30,	December 31,
	2009	2008
Estimated percentage increase in net interest income on owned assets:
Assuming 200 basis point increase	28%	334%
Assuming 200 basis point decrease	(5)%	62%
Our net interest income increases in a rising rate scenario at both reporting dates because of the asset sensitive position of our balance sheet in that the yields earned on our federal funds sold, interest-bearing deposits and investment portfolio adjust more quickly than the rates paid on our deposits and debt based on their relative maturity dates and because our interest-earning assets exceed our interest-bearing liabilities. Our net interest income decreases in a decreasing rate scenario at June 30, 2009 because our investment yields are more variable than our interest-bearing liabilities. Changes in the composition of our balance sheet have also impacted the results of the net interest income sensitivity analyses as of June 30, 2009 as compared to December 31, 2008.
The above estimates of net interest income sensitivity alone do not provide a comprehensive view of our exposure to interest rate risk and are not necessarily indicative of potential changes in our net interest income. Additional factors such as changes in the economic environment, the composition of the receivables portfolio and funding strategies also affect net interest income and accordingly, actual results may differ from these estimates. The quantitative risk information is limited by the parameters and assumptions utilized in generating the results. These analyses are useful only when viewed within the context of the parameters and assumptions used. The above rate scenarios do not reflect management’s expectation regarding the future direction of interest rates, and they depict only two possibilities out of a large set of possible scenarios.

LIQUIDITY, CAPITAL RESOURCES AND ANALYSIS OF FINANCIAL CONDITION
Due to the early amortization of our securitization transactions and closure of customers’ accounts to future use effective May 30, 2009, we project our future liquidity to be adequate. However, depending on future events, there can be no assurance that we will have adequate liquidity in all circumstances in the future. We increased our levels of liquidity in 2008 in response to continued turmoil in the economy and capital markets. At June 30, 2009, our liquid assets included $25.0 million of cash and $1.5 billion of unrestricted interest-bearing deposits. At June 30, 2009, we also had $269 million of investments available for sale that could be sold or borrowed against to generate additional liquidity. Although we are incurring lower net interest income in connection with holding a higher level of liquid assets, management believes our strong levels of liquidity are prudent in the current economic environment.
As shown on the consolidated statements of cash flows, our operating activities used $558.4 million of cash in the six months ended June 30, 2009 due primarily to an increase in the balance of amounts due from the securitization trust, as well as operating expenses, interest expense and costs of rewards programs, partially offset by servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables. For the six months ended June 30, 2008, our operating activities used $3.6 million of cash due primarily to the increase in receivables held for sale in excess of proceeds from receivables sold in the period, cash used to fund growth in accounts receivable in securitizations related to securitizations in accumulation periods, operating expenses, interest expense and costs of rewards programs. These cash outflows were partially offset by excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables. As discussed above, we expect to fund continuing operations with existing liquidity.
In May 2009, Standard and Poor’s and Moody’s Investor Service lowered the ratings of the AdvantaSeries notes issued by the Advanta Business Card Master Trust. In the second quarter of 2009, Standard and Poor’s, Moody’s Investor Service and Fitch Ratings lowered their ratings on Advanta Corp. In July 2009, Standard and Poor’s withdrew their ratings on Advanta Corp. We do not expect to access the unsecured institutional debt markets or the securitization markets and these changes have no impact on our funding or funding plans.
Our components of funding were as follows:

	June 30, 2009		December 31, 2008
($ in thousands)	Amount	%	Amount	%
Deposits	$2,548,073	88	$2,541,406	75
Debt	168,940	6	206,598	6
Other borrowings	0	0	50,000	1
Subordinated debt payable to preferred securities trust	92,290	3	103,093	3
Equity	97,218	3	507,361	15

Total	$2,906,521	100%	$3,408,458	100%

Advanta Bank Corp. entered into two regulatory agreements with its primary federal banking regulator, the FDIC, that became effective on June 30, 2009. Advanta Bank Corp. did not admit any wrongdoing in entering into the agreements and entered into the agreements in the interest of expediency and to avoid litigation and the costs associated therewith. The first agreement, which was a stipulation and consent to the issuance of an order to cease and desist, places restrictions on the bank’s use of its cash assets, payments of dividends, entering into transactions that would materially alter the bank’s balance sheet composition and taking of brokered deposits, and it requires the maintenance of a total risk-based capital ratio of at least 10% and a tier I leverage capital ratio of at least 5%. In the three months ended June 30, 2009, Advanta Corp. contributed $17.5 million of capital to Advanta Bank Corp. At June 30, 2009, Advanta Bank Corp.’s total risk-based capital ratio was 19.74% and its tier I leverage capital ratio was slightly over 5%. We have submitted to the FDIC, as required by the first regulatory agreement, a strategic plan related to the bank’s deposit-taking operations and deposit insurance that provides for the termination of the bank’s deposit-taking operations and deposit insurance after the bank’s deposits are repaid in full, which is anticipated to take a few years. We intend to submit an additional plan in the future that, if approved by the FDIC, would allow the bank to continue its deposit-taking operations and deposit insurance. The agreement does not in any way restrict Advanta Bank Corp. from continuing to service its credit card accounts and managed receivables, including those that are owned by the Advanta Business Card Master Trust. Specifically, under the agreement, Advanta Bank Corp. must continue to perform its obligations as servicer for the business credit card receivables that we own on our balance sheet and those that are owned by the Advanta Business Card Master Trust. In addition, all customer bank deposits remain fully insured to the fullest extent permissible by law. The regulatory agreements, regulatory capital requirements and other regulatory provisions restrict our bank subsidiaries’ ability to lend and/or pay dividends to Advanta Corp. and its affiliates. However, based on management’s current projections, we do not believe that these restrictions will have an adverse effect on Advanta Corp.’s ability to meet its cash obligations.
Advanta Bank Corp.’s second agreement with the FDIC, which was also a stipulation and consent to the issuance of an order to cease and desist, relates to alleged unsafe or unsound banking practices associated with alleged violations of consumer protection and banking laws. The FDIC alleged, among other things, that some of Advanta Bank Corp.’s marketing of certain cash back reward programs for its business credit cards and practices related to the pricing strategies of certain of its business credit card accounts violated Section 5 of the Federal Trade Commission Act and that Advanta Bank Corp. also violated certain adverse action notification requirements in connection with the pricing strategies of certain of its business credit card accounts. Under the agreement, Advanta Bank Corp. must make certain restitution payments to eligible customers and pay a civil money penalty of $150,000. We previously took a $14 million pretax charge related to our estimate of cash back rewards program restitution in the third quarter of 2008. We recorded an additional $19 million pretax charge, classified in operating expenses, in the second quarter of 2009 related to our estimate of pricing strategies restitution under the agreement. We expect to fund both the rewards and repricing strategy restitution payments with existing liquidity.
Our debt balances, which represent retail investment notes, decreased $37.7 million from December 31, 2008 to June 30, 2009. The decrease is due primarily to a decrease in retention rates. It is possible that retention rates could continue to decline in the future.
At December 31, 2008, we had a $50 million borrowing in connection with a secured borrowing agreement that used business credit card receivables at a nonbank subsidiary as collateral. The borrowing was repaid and the agreement was terminated in March 2009.
Our bank subsidiaries are eligible to borrow from the Federal Reserve’s Discount Window. Such borrowings would be overnight borrowings and would be secured by receivables or investments. We may choose to use Discount Window borrowings at Advanta Bank Corp. as an alternative short-term funding source in future periods.
In June 2009, we purchased $10.8 million of the $100 million outstanding trust preferred securities issued by Advanta Capital Trust I through a tender offer that expired on June 15, 2009. The purchase price was $2.2 million and holders who tendered will not receive any accrued and unpaid distributions. The purchased trust preferred securities were exchanged for a like amount of the related subordinated debt payable to the preferred securities trust issued by Advanta Corp. and we retired such trust preferred securities and the related subordinated debt in June 2009. We recognized a gain on the extinguishment of the subordinated debt payable to the preferred securities trust of $8.6 million in the three months ended June 30, 2009. The gain is net of $571 thousand of costs associated with the tender offer.
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
VALUATION OF FINANCIAL INSTRUMENTS
Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for all financial assets and liabilities and for nonfinancial assets and liabilities measured at fair value on a recurring basis. The statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement also establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value based on whether the inputs to those valuation techniques are observable or unobservable, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The initial adoption of SFAS No. 157 did not have a material impact on our financial position or results of operations. There are no material assets or liabilities recognized or disclosed at fair value for which we have not applied the provisions of SFAS No. 157. See Note 17 to the consolidated financial statements for further discussion of the fair value hierarchy.
In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. The FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, the FSP requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The adoption of this FSP effective for Advanta for the quarter ending June 30, 2009 did not have a significant impact on our financial position or results of operations.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing intent and ability indicator. Under the FSP, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the entity is not expected to recover the entire amortized cost basis of the security. Additionally, the FSP changes the presentation of an other-than-temporary impairment in the income statement for those impairments. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income.

This FSP was effective for Advanta for the quarter ended June 30, 2009 and as discussed further below, we recognized other-than-temporary impairment losses as of June 30, 2009.
When available, we generally use quoted market prices to determine fair value and classify the financial instrument in Level 1. In cases where quoted market prices for similar financial instruments are available, we utilize these inputs for valuation techniques and classify the financial instrument in Level 2. We use pricing services for valuation of all investments available for sale. Fair values for retained interests in securitizations are based on estimates using discounted cash flows, if quoted market prices are not available. Quoted market prices were not available for retained interests in securitizations at the reporting dates. Fair value estimates of retained interests in securitizations are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. Financial instruments for which unobservable inputs are significant to their fair value measurement are classified as Level 3 in the fair value hierarchy. Level 3 assets at June 30, 2009 and December 31, 2008 include credit card asset-backed securities, certain mortgage and home equity line of credit-backed securities and retained interests in securitizations.
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
We validated the prices obtained from our primary pricing service as of June 30, 2009 and December 31, 2008 for credit card asset-backed securities and mortgage and home equity line of credit-backed securities classified as Level 3. For our mortgage and home equity line of credit-backed securities classified as Level 3, we obtained a second price from an alternate pricing service, or non-binding quotes from one or more brokers if the alternate pricing service did not provide a price for a given security. If the alternate pricing service did not provide a price for a given security and more than one broker price was obtained for that security, the average of the broker prices obtained was used to validate the price obtained from the pricing service. For our credit card asset-backed securities classified as Level 3, we obtained a second price from an alternate pricing service and obtained a non-binding quote from one broker. Based on the results of these analyses, we concluded that the Level 3 valuations were reasonable estimates and no adjustments were made to the prices provided by the pricing service.
We had one credit card asset-backed security at June 30, 2009, which was purchased in 2008 and was issued in our AdvantaSeries Class A 2008-A3 securitization. Our credit card asset-backed security is classified as a Level 3 asset at June 30, 2009. This asset had a fair value of $116.3 million at June 30, 2009 and it represented 29% of investments available for sale and 29% of total assets measured at fair value. The credit card asset-backed security was in a loss position at June 30, 2009 and has been in a loss position since the third quarter of 2008. The $132.5 million par value of AdvantaSeries 2008-A3 note had an unrealized loss of $16.2 million. The unrealized loss was due to the ongoing difficulties in the asset-backed securities market that created turmoil in the capital markets, negative performance trends of receivables in the Advanta Business Card Master Trust and the early amortization of our securitization transactions in June 2009. In May 2009, the ratings on this security were downgraded by Standard and Poor’s from AA to BBB- and by Moody’s Investor Service from Baa2 to Ba2. The unrealized loss on this credit card asset-backed security was not deemed to be an other-than-temporary impairment loss at June 30, 2009 since based on the amount of credit enhancement in the form of subordinated tranches, we expect to collect all amounts due according to the contractual terms. We do not intend to sell this security and it is more likely than not that we will not be required to sell this security before recovery of its amortized cost, which may be maturity. Therefore, the unrealized loss was reported in other comprehensive income, net of income taxes, but did not impact reported earnings.
We own seventeen mortgage and home equity line of credit-backed securities totaling $12.6 million that are classified as Level 3 assets at June 30, 2009. Level 3 mortgage and home equity line of credit-backed securities represented 3% of investments available for sale and 3% of total assets measured at fair value as of June 30, 2009. Substantially all of the mortgage and home equity line of credit-backed securities in our investment portfolio are floating rate and are backed by subprime residential mortgage loans or subprime home equity loans. The fair values of our investments in mortgage and home equity line of credit-backed securities declined in the second half of 2007, in 2008 and again in 2009 due to the difficulties in the subprime mortgage industry that created turmoil in the capital markets. We evaluate the decline in the fair value of our investment securities to determine whether the decline in value is other than temporary. See Note 3 to the consolidated financial statements for a description of our evaluation process.
In June 2009, we recognized $6.6 million of other-than-temporary impairment losses on five of the seventeen mortgage or home equity line of credit-backed securities due to the expectation that we will not recover the total amount of amortized cost. These five securities have had significant unrealized losses for approximately 28 months associated with the disruption in the market for these types of securities. The other-than-temporary impairment losses are classified in other revenues on the consolidated income statement. At June 30, 2009, these securities represent 36% of the fair value of our mortgage and home equity line of credit-backed securities backed by subprime residential mortgage loans or subprime home equity loans. These securities were rated from AAA to BBB- by Standard & Poor’s, from Ba1 to Caa2 by Moody’s Investor Service, or the equivalent from other rating agencies, after taking into account the downgrade of four of these investments by at least one rating agency in the second quarter of 2009.
The unrealized losses of the remaining twelve of the seventeen mortgage or home equity line of credit-backed securities were not deemed to be other-than-temporary impairment losses. Therefore, the unrealized losses were reported in other comprehensive income, net of income taxes, but did not impact reported earnings. The amounts of unrealized losses per individual mortgage or home equity line of credit-backed security at June 30, 2009 were as follows: one security with a loss of $1.9 million, three securities with a loss between $500 thousand and $1.0 million, five securities with a loss between $100 thousand and $499 thousand and three securities with losses less than $100 thousand. At June 30, 2009, these securities represent 64% of the fair value of our mortgage and home equity line of credit-backed securities backed by subprime residential mortgage loans or subprime home equity loans. Six of these securities were rated from AAA to AA by Standard & Poor’s, from Aaa to Aa2 by Moody’s Investor Service, or the equivalent from other rating agencies, and their ratings are unchanged since they were acquired, and six were rated from AAA to BB by Standard & Poor’s, from Aa2 to B3 by Moody’s Investor Service, or the equivalent from other rating agencies, after taking into account the downgrade of two of these investments by at least one rating agency in the second quarter of 2009.
Our retained interests in securitizations are classified as Level 3 assets at June 30, 2009. Retained interests in securitizations had a fair value of $5.5 million at June 30, 2009 and represented 1% of total assets measured at fair value. Changes in the fair value of retained interests in securitizations are classified as securitization income (loss) on the consolidated income statements. Due to the materiality to our financial results, management considers securitization income (loss) to be one of our most critical accounting policies and estimates. See our 2008 Form 10-K for further discussion of securitization income (loss) accounting policies and estimates. Also see “Securitization Income (Loss)” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for discussion of realized losses and changes in unrealized losses on retained interests in securitizations for the three and six months ended June 30, 2009 and 2008. During the three and six months ended June 30, 2009, the market for subordinated tranches of credit card asset-backed securities was disrupted and inactive, limiting the number of observable market transactions available to us to benchmark appropriate risk-adjusted discount rate assumptions for our retained interest valuations. At June 30, 2009, we determined the risk-adjusted discount rate by reference to available market data for securities considered to have similar or higher risk profiles.
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
We have included or incorporated by reference in this Quarterly Report on Form 10-Q statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, other written or oral communications provided by Advanta from time to time may contain “forward-looking statements.” Forward-looking statements are not historical facts but instead are based on certain assumptions by management and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and among other things may relate to: our future business plans and prospects, including our plan designed to limit our credit loss exposure and to maximize our capital and our liquidity measures; anticipated earnings (loss) per share; anticipated delinquencies and charge-offs; anticipated interest yields; expected cost of funds; anticipated payment rates of outstanding loans; anticipated operating expenses; estimated values of and anticipated cash flows from our retained interests in securitizations; compliance with regulatory agreements and requirements; the value of the investments that we hold; income tax uncertainties; realizability of our net deferred tax asset; expected levels of liquidity and capital; anticipated outcome and effects of litigation and contingencies; and other future expectations of Advanta. Forward-looking statements are often identified by words or phrases such as “is anticipated,” “are expected to,” “are estimated to be,” “intend to,” “designed to,” “believe,” “will likely result,” “projected,” “may,” “we envision,” or other similar words or phrases.

Forward-looking statements are subject to various assumptions, risks and uncertainties which change over time, and speak only as of the date they are made. We undertake no obligation to update any forward-looking information. However, any further disclosures made on related subjects in our subsequent reports filed with the SEC, including our Reports on Forms 10-K, 10-Q and 8-K, should be consulted. We caution readers that any forward-looking statement provided by us is not a guarantee of future performance and that actual results may be materially different from those in the forward-looking information. In addition, future results could be materially different from historical performance. We have identified below some important factors that could cause our actual results to differ materially from our forward-looking statements:
(1)	our ability to comply with the cease and desist orders and regulatory agreements;

(2)	our ability to implement new business opportunities and become profitable and, if applicable, obtain regulatory approval for future business activities and opportunities;

(3)	political conditions, social conditions, monetary and fiscal policies and general economic and other environmental conditions, including the impact of the ongoing disruption in the capital markets and deterioration of the U.S. economy, as well as the potential for further deterioration and disruption, and the impact of these factors on delinquencies, charge-offs, the value of and ability to realize expected returns on our investments, our future business opportunities and other results of operations;

(4)	the impact of early amortization and closing of our customers’ accounts on delinquencies, charge-offs and cash flows from receivables;

(5)	interest rate and credit spread fluctuations;

(6)	our ability to achieve our expected level of operating cost reductions;

(7)	factors affecting our level of liquidity, including our ability to access adequate sources of funding and our ability to monetize our investments;

(8)	factors affecting our plan to limit our credit loss exposure and maximize our capital and our liquidity measures;

(9)	government regulation of banking and finance businesses, including the effects of and changes in the level of scrutiny, regulatory requirements and regulatory initiatives, certain mandatory and possibly discretionary actions by state and federal regulators, restrictions and limitations imposed by banking laws, regulators, examinations and reviews, and the effects of, and changes in, regulatory policies, guidance, interpretations and initiatives and agreements between us and our regulators;

(10)	effect of, and changes in, tax laws, rates, regulations and policies;

(11)	effect of legal and regulatory developments relating to the

legality of certain business methods, practices and policies of credit card issuers and the ultimate resolution of industry-related judicial proceedings relating to the legality of certain interchange rates;

(12)	relationships with customers, significant vendors and business partners;

(13)	our ability to identify, develop and implement new business opportunities and activities, including difficulties or delays in the development, acquisition, production, testing and marketing of products and services, the ability and cost to obtain intellectual property rights or a failure to implement new products or services when anticipated;

(14)	factors affecting our net interest income;

(15)	the amount and cost of financing available to us;

(16)	the effects of changes in accounting policies or practices as may be required by changes in U.S. generally accepted accounting principles;

(17)	the impact of litigation and legal, regulatory, administrative or other claims, investigations or proceedings including judgments, settlements and actual or anticipated insurance recoveries for costs or judgments; and

(18)	the proper design and operation of our disclosure controls and procedures.
The cautionary statements provided above are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act for any such forward-looking information. Also see, “Item 1A. Risk Factors” in Part II of this report, certain risks discussed elsewhere in this report and “Item 1A. Risk Factors” found in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for further discussion of important factors that could cause actual results to differ from those in the forward-looking statements.

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
An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the first quarter of 2009, we reduced our workforce by approximately 300 employees, or 35%. During the second quarter of 2009, we announced plans to close all of our customers’ accounts to future use resulting in our current operations being solely focused on servicing the business credit card receivables that we own on our balance sheet and those that are owned by the Advanta Business Card Master Trust. In connection with this shift in our business operations and strategy, in July 2009 we announced plans to reduce our workforce by an additional 200 employees and we expect this will be substantially complete by the end of the third quarter of 2009. It is possible that these actions will require us to make changes to our internal control processes in the future that could materially affect our internal control over financial reporting.
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
Information regarding risks that may affect our future performance is discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation – CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995” in Part I of this report and in our other filings with the Securities and Exchange Commission. Except for the risk factors set forth below, there have been no material changes in our risk factors from those disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Our ability to continue as a going concern may depend on our ability to develop and successfully implement a plan for new business opportunities and become profitable in the future. Currently, our business consists of the servicing of the business credit card receivables we own on our balance sheet and those that are owned by the Advanta Business Card Master Trust. In order to continue as a going concern we may need to successfully implement a new business plan for new business opportunities that will generate revenues and profits in the future. There can be no assurance that we will be able to do that. In this connection, our bank subsidiary, Advanta Bank Corp., is subject to the requirements of two agreements with the FDIC. Our continued operations may depend on Advanta Bank Corp.’s ability to comply with the requirements of the regulatory agreements. In addition, one of the regulatory agreements provides that Advanta Bank Corp. terminate its deposit-taking activities and deposit insurance after payment of its existing deposits, unless it submits a plan for the continuation of its deposit-taking operations and deposit insurance that is approved by the FDIC. If Advanta Bank Corp. is unable to obtain approval from the FDIC to continue its deposit-taking operations it could reduce new business opportunities it might want to pursue. Also, while we do not anticipate funding our operations through increasing Advanta Bank Corp. deposits in the immediate future, if Advanta Bank Corp. is unable to obtain approval from the FDIC to continue its deposit taking operations, we may need to find alternative sources of funding at some point in the future. If we are unable to develop and implement new business opportunities that will generate sufficient revenues and profits or if we are unable to access sufficient funding for new business opportunities, we may not be able to continue as a going concern. For further discussion of the regulatory agreements, see the risk factor immediately following this one and Note 12 to the consolidated financial statements.
Advanta Bank Corp. recently entered into two agreements with the FDIC that place restrictions on its operations and activities and may limit our ability to pursue new business opportunities through Advanta Bank Corp. Advanta Bank Corp. recently entered into two agreements with its primary federal banking regulator, the FDIC. The agreements became effective on June 30, 2009. Pursuant to the agreements, Advanta Bank Corp. is subject to two cease and desist orders.
The first cease and desist order (the “First Order”) places a number of restrictions on Advanta Bank Corp.’s current operations and activities, and may also limit Advanta Bank Corp.’s ability to pursue new business opportunities in the future. Pursuant to the First Order, Advanta Bank Corp. must continue to perform its obligations as servicer for the business credit card receivables that we own on our balance sheet and those that are owned by the Advanta Business Card Master Trust. In addition, Advanta Bank Corp. is required to submit to the FDIC a strategic plan related to its deposit-taking operations and deposit insurance that provides for the termination of Advanta Bank Corp.’s deposit-taking operations and deposit insurance after Advanta Bank Corp.’s deposits are repaid in full, which is anticipated to take a few years. The First Order also provides that during this time period, Advanta Bank Corp. may submit an additional plan that, if approved by the FDIC, would allow Advanta Bank Corp. to continue its deposit-taking operations and deposit insurance. Advanta Bank Corp. intends to submit such additional plan in the future, however, there can be no assurance that, if submitted, such plan will be approved by the FDIC.
The second cease and desist order (the “Second Order”) alleges, among other things, that some of Advanta Bank Corp.’s marketing of certain cash back reward programs for its business credit cards and practices related to the pricing strategies of certain of its business credit card accounts violated Section 5 of the Federal Trade Commission Act and that Advanta Bank Corp. also violated certain adverse action notification requirements in connection with the pricing strategies of certain of its business credit card accounts. Under the Second Order, Advanta Bank Corp. must pay restitution to Eligible Customers (as defined in the Second Order) and a civil money penalty of $150,000. Total restitution for the alleged violations relating to marketing of the cash back reward programs will not exceed $14 million and total restitution for the alleged violations relating to the pricing strategies will not exceed $21 million. We previously took a $14 million pretax charge related to our estimate of cash back rewards program restitution in the third quarter of 2008. We recorded an additional pretax charge of $19 million in the second quarter of 2009 related to the pricing strategies restitution.
We have incurred net losses in recent quarterly periods and expect to incur losses in future periods. Our recent results reflect the deterioration in the United States economy beginning in the latter half of 2007 and the negative trends in economic conditions and disruption in the capital markets that have continued into 2009. The continued deterioration of the economic environment has negatively impacted our small business customers and has adversely affected our business results. We reported net losses of $330.1 million for the quarter ended June 30, 2009, $75.9 million for the quarter ended March 31, 2009, $46.9 million for the quarter ended December 31, 2008 and $19.3 million for the quarter ended September 30, 2008. These results compare to net income of $4.0 million for the quarter ended June 30, 2008 and $18.4 million for the quarter ended March 30, 2008. We may continue to incur losses in future periods and we may not become profitable in the future.
Negative trends and developments in economic conditions and the financial markets have adversely impacted our business, results of operations and financial condition. Deterioration of the U.S. economy beginning in the latter half of 2007 and the negative trends in economic conditions and disruption in the capital markets that have continued into 2009 have adversely affected our business. We, like many small business credit card issuers and other small business lenders, have experienced increased delinquencies and charge-offs due to the impact of the general economic downturn on small businesses. Our business credit card portfolio has shown deterioration in credit performance.
In response to the current economic situation and its negative impact on our business and results of operations and financial condition, in May 2009 we adopted and disclosed a plan that was designed to limit our credit loss exposure and to maximize our capital and our liquidity measures. The plan we designed involved the following components: early amortization of our securitization transactions and closing all of our customers’ accounts to future use; and the execution of tender offers for the $100 million outstanding trust preferred securities issued by Advanta Capital Trust I (the “Capital Securities”) and a portion of the Class A securitization notes issued by our securitization trust (the “Securitization Notes”) at prices below their par value. We have moved forward with all aspects of our plan with the exception of the tender offer for the Securitization Notes. Early amortization of the securitization transactions began in June 2009 and effective May 30, 2009, we closed all of our customers’ business credit card accounts to future use. We expect the combination of these events to allow us to realize our plan objective of limiting our credit loss exposure. We also purchased approximately 10.8% of the $100 million outstanding Capital

Securities through our tender offer for the outstanding Capital Securities. However, on June 8, 2009, Advanta Bank Corp. terminated its tender offer for the Securitization Notes because it was determined that a regulatory condition to the tender offer would not be satisfied. As a result of terminating the tender offer for the Securitization Notes, we now expect that we will not be able to fully realize the plan objectives of maximizing our capital and our liquidity measures. The degree to which we ultimately may realize these plan objectives will depend on our ability to implement additional opportunities to strengthen our capital and our liquidity measures. We have not announced any specific plans at this time and there can be no assurance that we will be successful in implementing any additional strategies to accomplish these objectives.
Legislative, regulatory and other legal developments may affect our business operations and our results of operations. Banking, finance and insurance businesses, in general, and banks, including industrial banks such as Advanta Bank Corp., are the subject of extensive regulation at the state and federal levels. Numerous legislative and regulatory proposals are advanced each year which, if adopted, could affect our profitability or the manner in which we conduct our activities. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the state or federal proposals will become law.
The credit card industry is also highly regulated by federal and state laws. These laws affect how loans are made, enforced and collected. The federal and state legislatures may pass new laws, or may amend existing laws, to regulate further the credit card industry or to reduce finance charges or other fees applicable to credit card accounts. The current economic environment and its impact on the banking and financial services industries has resulted in new laws and regulatory changes and initiatives that could impact, among other things, lending and funding practices and liquidity and capital requirements, or could lead to restrictions on certain business practices, methods and policies of credit card issuers. Changes in laws or regulations, as well as changes in the marketplace, economic and political environments and prudent business practices, could make it more difficult for us to enforce the terms of our existing business credit card accounts or to collect business credit card receivables and could negatively affect our results of operations.
In addition, as discussed in this Form 10-Q, Advanta Bank Corp. recently entered into two agreements with the FDIC pursuant to which Advanta Bank Corp. is subject to two cease and desist orders. The First Order has the impact of requiring us to obtain the FDIC’s approval before we would be able to continue deposit-taking operations at some point in the future and the failure to obtain that approval could reduce new business opportunities Advanta Bank Corp. might want to pursue. The regulatory agreements with the FDIC do not apply to activities outside of Advanta Bank Corp. For a more detailed discussion of the regulatory agreements in this Form 10-Q, see Note 12 to the consolidated financial statements.
We have procedures to comply with local, state and federal laws, rules and regulations applicable to us and to our business and we believe that we comply in all material respects with these requirements. We incur substantial costs and expenses in connection with our compliance programs and efforts. If, it were alleged or determined that we were not in compliance with applicable statutory and regulatory requirements it could lead to: economic remedies such as penalties, fines and other payments; litigation exposure, including, class action lawsuits; and administrative enforcement actions. Changes to statutes, regulations or regulatory policies, guidance or interpretations or the outcomes of regulatory reviews or examinations could adversely affect us, including by limiting the types of products and services we may offer and the amounts of finance charge rates or other fees we may charge.

We are subject to regulation by a number of different regulatory agencies and authorities, including bank regulatory authorities, which have broad discretion to take actions that could affect the manner in which we conduct our business, and could adversely affect our results of operations and our financial condition. We are subject to oversight, regulation and examination by a number of regulatory agencies and authorities, including federal and state bank regulators, the SEC and the NASDAQ stock market. We have conducted our business credit card business and we will continue to conduct our servicing of business credit card receivables through Advanta Bank Corp., a Utah chartered industrial bank that is subject to regulatory oversight and examination by both the FDIC and the Utah Department of Financial Institutions. We also own Advanta Bank, a bank chartered under the laws of the State of Delaware that is subject to regulatory oversight and examination by the FDIC and the Delaware Office of the State Bank Commissioner.
Both banks are subject to provisions of federal law that regulate their activities, including regulatory capital requirements, and require them to operate in a safe and sound manner. Also, as discussed in this Form 10-Q, Advanta Bank Corp. has entered into two agreements with the FDIC pursuant to which it consented to the issuance of the First Order and the Second Order. The First Order places significant restrictions on Advanta Bank Corp.’s activities and operations, including its deposit-taking operations, and requires Advanta Bank Corp. to maintain a total risk-based capital ratio of at least 10% and a tier I leverage capital ratio of at least 5%. The Second Order requires Advanta Bank Corp. to make significant payments as restitution for alleged violations of law. At June 30, 2009, Advanta Bank Corp.’s total risk-based capital ratio was 19.74% and its tier I leverage capital ratio was slightly over 5%. Although Advanta Bank’s operations are currently not material to our operating results, at June 30, 2009 it had a total risk-based capital ratio of 108.42%.
The federal and state bank regulators may seek to apply both existing and proposed laws and regulations and to impose changes, restrictions and limitations on our banks, including our business and business practices, which could adversely affect the manner in which we conduct our business, our results of operations and our financial condition. The effects of, and changes in, the level of regulatory scrutiny, regulatory requirements, regulatory guidance and initiatives, including mandatory and possible discretionary actions by federal and state regulators, restrictions and limitations imposed by laws applicable to industrial banks, examinations, audits and agreements between a bank and its regulators may affect the operations of our banks and our financial condition.
We have recently stopped originating new business credit card accounts and receivables. We have been one of the nation’s largest credit card issuers (through Advanta Bank Corp.) in the small business market. In response to the current economic environment and its negative impact on our business, results of operations and financial condition, we developed a plan that was designed to, among other things, limit our credit loss exposure. As part of our efforts to limit our credit loss exposure, in connection with early amortization of our securitization transactions we closed all of our customers’ accounts to future use effective May 30, 2009. At this time we are not originating new business credit card accounts or receivables. We continue to be the servicer of the business credit card receivables that we own on our balance sheet and the business credit card receivables that are owned by the Advanta Business Card Master Trust. As servicer, we will continue to service and collect the amounts owed on these receivables. In the future, we may pursue other business ventures in the small business market, financial services industry or in other markets or industries, however we are not obligated to do so and there is no guarantee we will be successful in any new business ventures in the future.

Market conditions and other factors beyond our control could negatively impact the availability and cost of funding for our operations. Historically, we have funded our operations through a number of sources, including securitizations, deposits at our bank subsidiaries and sales of senior unsecured debt securities in the form of RediReserve Variable Rate Certificates and Investment Notes, through our retail investment note programs (the “Debt Securities”).
Our ability to use deposits to fund our business in the future may depend on whether Advanta Bank Corp. obtains approval from the FDIC to continue its deposit-taking operations. As described in more detail in this Form 10-Q in Note 12 to the consolidated financial statements, Advanta Bank Corp. is subject to the requirements of two agreements with the FDIC pursuant to which Advanta Bank Corp. consented to the issuance of the First Order and the Second Order. Among other things, the First Order provides that Advanta Bank Corp. terminate its deposit-taking activities and deposit insurance after payment of its existing deposits, unless it submits a plan for the continuation of its deposit-taking operations and deposit insurance that is approved by the FDIC. If Advanta Bank Corp. is unable to obtain approval from the FDIC to continue its deposit-taking operations, it could reduce new business opportunities Advanta Bank Corp. might want to pursue. Also, while we do not anticipate funding our operations through increasing Advanta Bank Corp. deposits in the immediate future, if Advanta Bank Corp. is unable to obtain approval from the FDIC to continue its deposit taking operations, we may need to find alternative sources of funding at some point in the future.
We have historically also relied on our ability to combine and sell business credit card receivables as asset-backed securities through transactions known as securitizations as a significant source of funding for our operations. The disruption in the credit and financial markets has negatively impacted the securitization markets, the value of certain of our investments and the value of our retained interests in securitizations, which has impacted our funding decisions and our ability to realize expected levels of return on certain of our assets. In February 2009, Standard and Poor’s and Moody’s Investor Service both downgraded their ratings on certain of the AdvantaSeries securitization notes issued by the Advanta Business Card Master Trust. In May 2009, both of these rating agencies further downgraded their ratings on certain of the AdvantaSeries securitization notes issued by the Advanta Business Card Master Trust. As discussed in this Form 10-Q, early amortization of our outstanding business credit card securitization transactions began in June 2009. Due to the disruption in the capital markets, since the second quarter of 2008 we have not accessed the public securitization markets which have historically been a significant source of our funding and we do not expect to have access to the public securitization markets as a source of funding at this time.

Certain rules adopted by federal bank regulators could, if applicable to us, impact our business practices and have a negative impact on our business and our results of operations. In December 2008, federal bank regulators in the United States promulgated joint final rules addressing unfair or deceptive acts or practices (“UDAP”) and disclosures relating to consumer credit cards. The final rules amend Regulation AA (Unfair or Deceptive Acts or Practices) and Regulation Z (Truth in Lending Act) and become effective July 1, 2010. The final rules modify certain consumer credit card practices related to, among other things, interest rate increases on new and existing balances, payment allocation methods, assessment of late fees and related charges, two-cycle billing and disclosures to consumers. In particular, the rules will prohibit an increase in the interest rates applied to existing credit card balances except in limited circumstances. In addition, on May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “Credit CARD Act”) was signed into law. The Credit CARD Act makes many of the same changes as the UDAP rules discussed above, including prohibiting most increases in the interest rates applied to existing balances, but includes a number of additional provisions, such as a requirement that penalty fees and charges be “reasonable and proportional” to the event that triggers them. Most of the Credit CARD Act’s rules will be effective in February 2010, but certain of its provisions will be effective in August 2009 and others in August 2010. Because the final rules and the legislation described above govern consumer credit card practices, they are not applicable by their terms to our business credit card business. However, if these rules and legislation were applicable to our lending activities, or if we were to choose to implement any changes to our business practices that may be similar to the requirements established by the new rules and legislation, it could have a negative impact on our business and our results of operations. In addition, there are currently several bills pending and proposed before Congress, including proposed legislation that would extend the application of consumer regulations to business purpose credit, that could impact credit card pricing and other terms and, if adopted in their current form, would require significant changes to business practices that are generally standard in the credit card industry today. It is possible that if versions of these or other proposals were to be enacted in the future, they could impact our business practices and negatively impact our business and our results of operations.
Our earnings may not be sufficient to cover our fixed charges which may impact our ability to make future principal and interest payments on our indebtedness. Our earnings were not sufficient to cover our fixed charges for the three months ended June 30, 2009, the three months ended March 31, 2009 or for the year ended December 31, 2008. We do not expect our earnings to be sufficient to cover our fixed charges for the fiscal year ending December 31, 2009. We currently generate sufficient cash flow from investing and other financing activities to service our debt. However, our ability to make future principal and interest payments on our debt depends upon our future performance, which is subject to general economic and other environmental conditions affecting our operations, many of which are beyond our control, and to our ability to identify, develop and implement new business opportunities. The continued deterioration of the economic environment has adversely affected our business results. If our future performance does not improve, it may negatively impact our ability to make future principal and interest payments on our debt.
Our Class A Common Stock and Class B Common Stock could be delisted if we fail to satisfy the NASDAQ listing rules and requirements. If our stock is delisted from

NASDAQ, our ability to fund our operations by selling our registered Debt Securities may be more difficult in the future. Our Class A voting common stock (primary security) and our Class B non-voting common stock (secondary security) are currently listed on the Global Market of The NASDAQ Stock Market LLC (“NASDAQ”). To maintain a listing on the Global Market, a company’s primary and secondary securities must maintain a daily closing bid price per share of $1.00 and the market value of publicly held shares must be greater than $5 million for a primary security and greater than $1 million for a secondary security. If the closing bid price per share of a listed security stays below $1.00 or the market value of publicly held shares stays below $5 million for a primary security or $1 million for a secondary security for 30 consecutive trading days, a company will have a certain period of time to regain compliance or the listed security will be subject to delisting. For the closing bid price requirement, a company has 180 days to regain compliance and for the minimum market value of publicly held shares requirement, a company has 90 days to regain compliance.
In connection with the current economic downturn, NASDAQ implemented a temporary suspension of the rules requiring, among other things, a minimum $1.00 closing bid price and a $5 million/$1 million minimum market value of publicly held shares. This temporary suspension expired on July 31, 2009. If we do not meet these minimum requirements now that the temporary suspension has been lifted, our Class A voting common stock and our Class B non-voting common stock may be delisted from NASDAQ if we are unable to regain compliance within the time period referenced above. Delisting of our common stock could negatively impact us by reducing the liquidity and market price of our common stock, and reducing the number of investors willing to hold or acquire our common stock.
As of August 6, 2009, the current market value of our Class A voting common stock and our Class B non-voting common stock held by non-affiliates (“non-affiliate float”) was $21,336,845. If our non-affiliate float remains at or below $75 million on each day during the 60 day period on or before the filing of our Form 10-K for the fiscal year ending December 31, 2009 (the “2009 Form 10-K”), which we expect will be in March 2010, and both our Class A voting common stock and our Class B non-voting common stock are no longer listed on NASDAQ or any other stock exchange on the date that we file our 2009 Form 10-K, we will no longer be permitted to sell our Debt Securities under a registration statement on Form S-3 until such time that our non-affiliate float is at or above $75 million.
If, however, our non-affiliate float remains at or below $75 million on each day during the 60 day period on or before the filing of our 2009 Form 10-K but either of our Class A voting common stock or Class B non-voting common stock remains on NASDAQ or another stock exchange as of the date we file our 2009 Form 10-K, then we will be permitted to continue to sell a limited number of Debt Securities. We will be permitted to sell Debt Securities with an aggregate principal amount equal to one-third of our non-affiliate float during any rolling 12 calendar month period. This will materially impact the number of new Debt Securities we can sell, including extensions of certain maturing Debt Securities and monthly principal additions to certain Debt Securities. This limitation will be lifted at such time that our non-affiliate float is at or above $75 million.
Recent changes in our organization, including a significant reduction in our workforce, could impact the effectiveness of our internal control system. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include in our Annual Reports on Form 10-K (“Annual Reports”) a report by management assessing the effectiveness of our internal control over financial reporting. In connection with our Annual Reports, Section 404 also requires that our independent registered public accounting firm attest to and report on the effectiveness of our internal control over financial reporting. In our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Form 10-K”), we provided a report by our management that our internal control over financial reporting was effective as of December 31, 2008. In addition, in connection with our 2008 Form 10-K, our independent registered public accounting firm audited our internal control over financial reporting as of December 31, 2008 and opined that we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008.
Our internal control system is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In any control system, there are inherent limitations, including resource constraints and the risk of human error, so that there can be no assurance that any control system will prevent or detect all errors or fraud. Since the beginning of 2009, we have experienced a significant reduction in workforce in all functional areas of our business. As indicated above, we believe that our internal controls are effective but there can be no assurance that the reduction in workforce described above will not impact the effectiveness of our internal control system in the future.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	Advanta Corp. held its Annual Meeting of Stockholders on June 11, 2009.
(b)	Not required.
(c)	The following proposals were submitted to a vote of stockholders.
The election of three directors to hold office until the 2012 Annual Meeting of Stockholders.

NOMINEES	VOTES FOR	VOTES WITHHELD
Olaf Olafsson	9,070,160	2,569,596
William A. Rosoff	9,040,108	2,599,648
Michael A. Stolper	9,099,438	2,540,318
The proposal to ratify the appointment by the Board of Directors of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
11,106,234	231,264	302,258	0
(d)	Not required.

Item 5.	OTHER INFORMATION
Effective August 7, 2009, Olaf Olafsson resigned as a member of our Board of Directors. Mr. Olafsson’s decision to resign was not as a result of any disagreement with us or our management.
In addition, our Board of Directors approved the actions described below related to Mr. Olafsson’s stock options, all of which are currently out-of-the-money. The actions described are effective upon the date of Mr. Olafsson’s resignation.
•	The Board of Directors approved the pro rata vesting of a portion of Mr. Olafsson’s unvested options. With respect to each stock option, the portion that will vest upon the effective date of resignation will be calculated based on an amount equal to 1/12th of the option shares that would have become vested on the next anniversary of the date of grant of the option, for each full 30 day period which elapsed between the most recent anniversary of the date of grant and the effective date of Mr. Olafsson’s resignation.
•	The Board of Directors approved extending the exercise period for Mr. Olafsson’s vested stock options for a period that will expire on the earlier of the expiration date of each such option and two years from the effective date of resignation.

ITEM 6.	EXHIBITS
Exhibits – The following exhibits are being filed with this report on Form 10-Q.

Exhibit
Number	Description of Document

10.1	Agreement, effective June 4, 2009, between American Express Travel Related Services Company, Inc. and Advanta Bank Corp., as amended

10.2
Stipulation and Consent to the issuance of an Order to Cease and Desist, effective June 30, 2009, between the Federal Deposit Insurance Corporation and Advanta Bank Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2009).

10.3
Order to Cease and Desist, effective June 30, 2009 between the Federal Deposit Insurance Corporation and Advanta Bank Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 1, 2009).

10.4
Stipulation and Consent to the issuance of an Order to Cease and Desist, Order for Restitution and Order to Pay, effective June 30, 2009, between the Federal Insurance Corporation and Advanta Bank Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 1, 2009).

10.5
Order to Cease and Desist, Order for Restitution and Order to Pay, effective June 30, 2009 between the Federal Insurance Corporation and Advanta Bank Corp. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 1, 2009).

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
Senior Vice President and Chief Financial Officer August 10, 2009

By	/s/ David B. Weinstock
David B. Weinstock
Vice President and Chief Accounting Officer August 10, 2009

EXHIBIT INDEX

Manner of
Exhibit	Description	Filing

10.1	Agreement, effective June 4, 2009, between American Express Travel Related Services Company, Inc. and Advanta Bank Corp., as amended	*

10.2
Stipulation and Consent to the issuance of an Order to Cease and Desist, effective June 30, 2009, between the Federal Deposit Insurance Corporation and Advanta Bank Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2009).

10.3
Order to Cease and Desist, effective June 30, 2009 between the Federal Deposit Insurance Corporation and Advanta Bank Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 1, 2009).

10.4
Stipulation and Consent to the issuance of an Order to Cease and Desist, Order for Restitution and Order to Pay, effective June 30, 2009, between the Federal Insurance Corporation and Advanta Bank Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 1, 2009).

10.5
Order to Cease and Desist, Order for Restitution and Order to Pay, effective June 30, 2009 between the Federal Insurance Corporation and Advanta Bank Corp. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 1, 2009).

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