Form 10-Q
period 2009-09-30
ADVANTA CORP
filed 2009-11-09
CIK 96638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
Yes ☐ No ☐
     Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2009

Class A Common Stock, $.01 par value per share Class B Common Stock, $.01 par value per share	14,410,133 shares 29,756,469 shares

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except share amounts)	2009	2008
ASSETS
Cash	$29,555	$31,716
Federal funds sold	208	32,277
Interest-bearing deposits	1,172,179	1,595,138
Investments available for sale	242,841	977,245
Receivables, net:
Held for sale	0	0
Other	734,133	414,844

Total receivables, net	734,133	414,844
Accounts receivable from securitizations	168,467	301,118
Premises and equipment, net	11,481	16,762
Other assets	139,033	215,945

Total assets	$2,497,897	$3,585,045

LIABILITIES
Deposits	$2,082,899	$2,541,406
Debt	141,478	206,598
Other borrowings	0	50,000
Subordinated debt payable to preferred securities trust	92,290	103,093
Other liabilities	149,269	176,587

Total liabilities	2,465,936	3,077,684

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Class A preferred stock, $1,000 par value:
Authorized, issued and outstanding — 1,010 shares in 2009 and 2008	1,010	1,010
Class A voting common stock, $.01 par value:
Authorized — 200,000,000 shares; issued — 14,410,133 shares in 2009 and 2008	144	144
Class B non-voting common stock, $.01 par value:
Authorized — 200,000,000 shares; issued — 31,390,494 shares in 2009 and 32,776,722 shares in 2008	314	328
Additional paid-in capital	248,939	250,042
Unearned ESOP shares	(8,091)	(8,367)
Accumulated other comprehensive loss	(4,344)	(13,447)
(Accumulated deficit) retained earnings	(168,525)	315,072
Treasury stock at cost, 1,679,008 Class B common shares in 2009 and 1,563,736 Class B common shares in 2008	(37,486)	(37,421)

Total stockholders’ equity	31,961	507,361

Total liabilities and stockholders’ equity	$2,497,897	$3,585,045

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
Interest income:
Receivables	$28,248	$31,031	$63,208	$97,911
Investments	2,035	10,556	11,585	28,442
Other interest income	110	9,422	23,394	25,972

Total interest income	30,393	51,009	98,187	152,325
Interest expense:
Deposits	21,321	22,227	70,370	67,746
Debt and other borrowings	2,390	4,197	7,870	12,225
Subordinated debt payable to preferred securities trust	2,181	2,317	6,780	6,951

Total interest expense	25,892	28,741	85,020	86,922

Net interest income	4,501	22,268	13,167	65,403
Provision for credit losses	56,993	28,994	133,605	87,703

Net interest income after provision for credit losses	(52,492)	(6,726)	(120,438)	(22,300)
Noninterest revenues (losses):
Securitization income (loss)	3,490	(8,673)	(235,434)	12,932
Servicing revenues	11,688	24,483	50,588	74,940
Gain on extinguishment of debt	0	0	8,557	0
Other revenues, net	3,767	37,226	53,117	169,144

Total noninterest revenues (losses)	18,945	53,036	(123,172)	257,016
Operating expenses	45,826	81,937	204,049	233,177

Income (loss) before income taxes	(79,373)	(35,627)	(447,659)	1,539
Income tax expense (benefit)	(2,888)	(16,369)	34,800	(1,580)

Net income (loss)	$(76,485)	$(19,258)	$(482,459)	$3,119

Basic net income (loss) per common share
Class A	$(1.89)	$(0.51)	$(11.90)	$(0.04)
Class B	(1.89)	(0.48)	(11.89)	0.07
Diluted net income (loss) per common share
Class A	$(1.89)	$(0.51)	$(11.90)	$(0.02)
Class B	(1.89)	(0.48)	(11.89)	0.06
Basic weighted average common shares outstanding
Class A	13,443	13,393	13,430	13,380
Class B	27,117	27,217	27,145	27,127
Nonvested Class B	2,891	4,030	3,447	3,061
Diluted weighted average common shares outstanding
Class A	13,443	13,393	13,430	13,380
Class B	27,117	27,217	27,145	28,205
Nonvested Class B	2,891	4,030	3,447	3,061
See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

		Class A	Class A	Class B	Additional
	Comprehensive	Preferred	Common	Common	Paid-In
($ in thousands)	Income (Loss)	Stock	Stock	Stock	Capital
Balance at December 31, 2007		$1,010	$144	$296	$238,416

Net loss	$(43,823)
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $6,172	(11,462)
Actuarial gain (loss), net of tax benefit (expense) of $161	(299)
Currency translation adjustment	(12)

Comprehensive loss	$(55,596)

Preferred and common cash dividends declared
Exercise of stock options					85
Employee stock option expense					5,437
Nonemployee stock option expense					(4)
Excess tax benefits from ESOP					341
Issuance of nonvested shares				34	(34)
Amortization of nonvested shares					5,729
Forfeitures of nonvested shares				(2)	(27)
ESOP shares committed to be released					99

Balance at December 31, 2008		$1,010	$144	$328	$250,042

Net loss	$(482,459)
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments:
Other-than-temporary impairment losses for which a portion has been recorded in earnings, net of tax benefit (expense) of $1,119	(2,077)
Other investments, net of tax benefit (expense) $(6,020)	11,180

Comprehensive loss	$(473,356)

Preferred and common cash dividends declared
Employee stock option expense					2,406
Excess tax benefits from ESOP					298
Issuance of nonvested shares				5	(5)
Amortization of nonvested shares					(3,342)
Forfeitures of nonvested shares				(19)	(232)
Treasury stock acquired
ESOP shares committed to be released					(228)

Balance at September 30, 2009		$1,010	$144	$314	$248,939

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) — continued

		Accumulated	(Accumulated
		Other	Deficit)		Total
	Unearned	Comprehensive	Retained	Treasury	Stockholders’
($ in thousands)	ESOP Shares	Income (Loss)	Earnings	Stock	Equity
Balance at December 31, 2007	$(8,785)	$(1,674)	$393,795	$(37,421)	$585,781

Net loss			(43,823)		(43,823)
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $6,172		(11,462)			(11,462)
Actuarial gain (loss), net of tax benefit (expense) of $161		(299)			(299)
Currency translation adjustment		(12)			(12)
Comprehensive loss
Preferred and common cash dividends declared			(34,900)		(34,900)
Exercise of stock options					85
Employee stock option expense					5,437
Nonemployee stock option expense					(4)
Excess tax benefits from ESOP					341
Issuance of nonvested shares					0
Amortization of nonvested shares					5,729
Forfeitures of nonvested shares					(29)
ESOP shares committed to be released	418				517

Balance at December 31, 2008	$(8,367)	$(13,447)	$315,072	$(37,421)	$507,361

Net loss			(482,459)		(482,459)
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments:
Other-than-temporary impairment losses for which a portion has been recorded in earnings, net of tax benefit (expense) of $1,119		(2,077)			(2,077)
Other investments, net of tax benefit (expense) $(6,020)		11,180			11,180
Comprehensive loss
Preferred and common cash dividends declared			(1,138)		(1,138)
Employee stock option expense					2,406
Excess tax benefits from ESOP					298
Issuance of nonvested shares					0
Amortization of nonvested shares					(3,342)
Forfeitures of nonvested shares					(251)
Treasury stock acquired				(65)	(65)
ESOP shares committed to be released	276				48

Balance at September 30, 2009	$(8,091)	$(4,344)	$(168,525)	$(37,486)	$31,961

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
($ in thousands)	2009	2008
OPERATING ACTIVITIES — CONTINUING OPERATIONS
Net (loss) income	$(482,459)	$3,119
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Investment securities gains, net	(1,138)	(36,714)
Gain on extinguishment of debt	(8,557)	0
Amortization of discount on investment securities	(2,041)	(684)
Depreciation and amortization	5,130	5,261
Impairment of assets	5,328	0
Other-than-temporary impairment losses on investment securities	7,011	0
Stock-based compensation (benefit) expense	(1,187)	7,826
Provision for credit losses	133,605	87,703
Provision for interest and fee losses	27,173	15,422
Change in deferred origination costs, net of deferred fees	4,586	12,198
Change in receivables held for sale	(125,000)	(356,679)
Proceeds from sale of receivables held for sale	125,000	318,025
Change in accounts receivable from securitizations	132,651	(67,531)
Change in amounts due to the securitization trust	3,924	63,745
Change in other assets and other liabilities	53,259	122,120

Net cash (used in) provided by operating activities	(122,715)	173,811

INVESTING ACTIVITIES — CONTINUING OPERATIONS
Change in federal funds sold and interest-bearing deposits	455,028	(147,142)
Purchase of investments available for sale	(1,076,638)	(1,414,221)
Proceeds from sales of investments available for sale	1,214,618	655,633
Proceeds from sales of other investments	0	37,659
Proceeds from maturities and paydowns of investments available for sale	634,872	543,179
Change in receivables not held for sale	(484,653)	13,371
Purchases of premises and equipment, net	(885)	(6,373)

Net cash provided by (used in) investing activities	742,342	(317,894)

FINANCING ACTIVITIES — CONTINUING OPERATIONS
Change in demand and savings deposits	(38,327)	3,358
Proceeds from issuance of time deposits	503,599	916,828
Payments for maturing time deposits	(956,732)	(610,258)
Proceeds from issuance of debt	22,717	49,710
Payments on redemption of debt	(89,426)	(51,360)
Change in cash overdraft and other borrowings	(62,284)	(11,830)
Proceeds from exercise of stock options	0	85
Cash dividends paid	(1,138)	(26,107)
Excess tax benefit from stock-based compensation	0	804
Treasury stock acquired	(65)	0

Net cash (used in) provided by financing activities	(621,656)	271,230

Effect of foreign exchange rates on cash	0	(8)

DISCONTINUED OPERATIONS
Net cash used in operating activities of discontinued operations	(132)	(1,252)

Net (decrease) increase in cash	(2,161)	125,887
Cash at beginning of period	31,716	90,228

Cash at end of period	$29,555	$216,115

SUPPLEMENTAL DISCLOSURES
Income tax (refunds) payments, net	$(7,209)	$8,646
Interest paid	27,635	32,583
See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE NOTED)
September 30, 2009
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
Advanta was founded in 1951 and has long been an innovator in the financial services industry. Most recently, we were one of the nation’s largest credit card issuers (through Advanta Bank Corp.) in the small business market. At this time we are not originating new business credit card accounts or funding new business credit card receivables. Today, we are the servicer for the business credit card receivables that we own on our balance sheet and also the business credit card receivables that are owned by the Advanta Business Card Master Trust. As servicer, we will continue to service and collect the amounts owed on these receivables. In the future, we may pursue other business ventures in the small business market, financial services industry or in other markets or industries.
Deterioration of the U.S. economy beginning in the latter half of 2007 and the negative trends in economic conditions and disruption in the capital markets that have continued into 2009 have adversely affected our business. Although the effects of the economic recession have been widespread and significant, the impact has been more severe throughout the small business sector. We, like many small business credit card issuers and other small business lenders, have experienced deterioration in the credit performance of our customers due to the impact of the general economic downturn on small businesses. As a result of the economic downturn, the ability and willingness of our small business customers to pay amounts owed to us has been adversely affected, resulting in increases in delinquencies and charge-offs. This trend has continued along with the economic downturn into 2009. In addition, the disruption in the credit and financial markets has negatively impacted the value of certain of our investments and the securitization markets, which historically provided a significant source of funding for our business. In turn, this has impacted our funding decisions and contributed to our reported losses.
In response to the current economic environment and its negative impact on our business, results of operations and financial condition, in May 2009 we developed a plan that was designed to limit our credit loss exposure and maximize our capital and our liquidity measures. The plan we designed involved the following components: early amortization of our securitization transactions and closing all of our customers’ business credit card accounts to future use; and the execution of tender offers for the outstanding trust preferred securities issued by Advanta Capital Trust I and a portion of the Class A senior securitization notes issued by the Advanta Business Card Master Trust at prices below their par value. As discussed below, we moved forward with all aspects of our plan with the exception of the tender offer for the Class A senior securitization notes.
Early amortization of the securitization transactions began in June 2009 and effective May 30, 2009, we closed all of our customers’ business credit card accounts to future use. The combination of these events has allowed us to realize our plan objective of limiting our credit loss exposure. We also purchased approximately 10.8% of the $100 million outstanding trust preferred securities through our tender offer for the outstanding trust preferred securities. However, on June 8, 2009, Advanta Bank Corp. terminated its tender offer for the Class A senior securitization notes because it was determined that a regulatory condition to the tender offer would not be satisfied. As a result of terminating the tender offer for the Class A senior securitization notes, we will not be able to fully realize the plan objectives of maximizing both our capital and our liquidity measures and, as a result, we are now reducing our liquidity levels at Advanta Bank Corp. and implementing strategies to reduce levels of deposit liabilities, which we expect will favorably impact the capital ratios at Advanta Bank Corp. We are currently focused on collecting the receivables on our balance sheet and those that are owned by the Advanta Business Card Master Trust. We also continue to take steps to reduce and manage our expenses in this environment and to develop alternative plans and strategies that we believe would, if implemented, achieve our objectives for strengthening our capital and our liquidity measures and might allow us to continue our operations and pursue new business opportunities in the future. If we are unable to develop and implement a new business opportunity that will generate revenues and profits or to access sufficient funding for our business or a new business opportunity, or if we are unable to comply with the capital requirements of the regulatory agreements and orders described below, we may not be able to continue operations. Consequently, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the realizability of assets or the amounts of liabilities that might result from the outcome of this uncertainty.

Effective June 30, 2009, our wholly owned bank subsidiary, Advanta Bank Corp., entered into two regulatory agreements with the Federal Deposit Insurance Corporation (“FDIC”) consenting to the requirements of two cease and desist orders issued by the FDIC. Advanta Bank Corp. did not admit any wrongdoing in entering into the agreements and entered into the agreements in the interest of expediency and to avoid litigation and the costs associated therewith. The first FDIC cease and desist order places significant restrictions on Advanta Bank Corp.’s activities and operations, including its deposit-taking operations, and requires Advanta Bank Corp. to maintain a total risk-based capital ratio of at least 10% and a tier I leverage capital ratio of at least 5%. At September 30, 2009, Advanta Bank Corp.’s total risk-based capital ratio was 10.62% and its tier I leverage capital ratio was 3.73%, resulting in a tier 1 leverage capital ratio that is not in compliance with the first FDIC cease and desist order. See discussion of subsequent events in Note 2. We believe we are in compliance with all other requirements in the first order. The first FDIC order also has the impact of requiring us to obtain the FDIC’s approval before we would be able to pursue new business opportunities through Advanta Bank Corp., however it does not limit our ability to pursue future business opportunities outside of the bank. In October 2009, Advanta Bank Corp. entered into an additional regulatory agreement with the Utah Department of Financial Institutions (“UDFI”) consenting to a cease and desist order issued by the UDFI that contains provisions consistent with the first FDIC order, except that the UDFI’s order does not include the specific capital requirements that are contained in the FDIC’s first order. The second FDIC cease and desist order requires Advanta Bank Corp. to make certain restitution payments to eligible customers and pay a civil money penalty of $150 thousand. We previously took a $14 million pretax charge related to our estimate of cash back rewards program restitution in the third quarter of 2008. We recorded an additional $19 million pretax charge, classified in operating expenses, in the second quarter of 2009 related to our estimate of pricing strategies restitution under the agreement. We began making restitution payments in September 2009 and the payments were completed in October 2009. See further discussion of the regulatory agreements and orders in Note 14.
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates as of September 30, 2009 that are particularly susceptible to significant changes in the near term relate to the accounting for the allowance for receivable losses and income taxes.
Certain prior period amounts have been reclassified to conform to the current period presentation.
We have evaluated subsequent events through November 9, 2009, which is the date these financial statements were issued and filed with the SEC.
Note 2) Subsequent Event
On November 8, 2009, Advanta Corp. and certain of its subsidiaries (the “Filing Subsidiaries”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (the “Bankruptcy Filing”) in the United States Bankruptcy Court for the State of Delaware. Our two bank subsidiaries, Advanta Bank Corp. and Advanta Bank, and certain other non-filing subsidiaries were not part of the Bankruptcy Filing. These subsidiaries continue to operate outside of the Bankruptcy Filing. Advanta Corp. is reviewing both existing and potential business opportunities in connection with the reorganization. For financial reporting after the Bankruptcy Filing, Advanta Corp. will adopt Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations. ASC 852 does not change the application of GAAP with respect to the preparation of our consolidated financial statements. However, it requires financial statements, for periods including and subsequent to a Chapter 11 filing, to distinguish between transactions and events that are directly associated with the reorganization and the ongoing operations of the business, as well as additional disclosures.
Advanta Corp. intends to use the reorganization process to maximize value to Advanta Corp.’s stakeholders. As of November 8, 2009, Advanta Corp. and its Filing Subsidiaries had close to $100 million of cash and cash equivalents. This represents an amount that we expect will be adequate to meet Advanta Corp.’s current obligations associated with its ongoing operations as they come due during the Chapter 11 case, including payment of employee salaries and benefits in the ordinary course of business. Over time, however, Advanta Corp. will be unable to meet all of its existing obligations without the protection of the Bankruptcy Filing. As a result of the Bankruptcy Filing, certain liabilities incurred by Advanta Corp. and its Filing Subsidiaries prior to the Bankruptcy Filing are subject to compromise. The timing of payments and the settlement amounts of liabilities subject to compromise will be determined as part of the bankruptcy process.
The Bankruptcy Filing constitutes an event of default with respect to the following debt securities: (i) Advanta Corp.’s outstanding senior unsecured debt securities in the form of RediReserve Variable Rate Certificates and Investment Notes (the “Debt Securities”); and (ii) the outstanding trust preferred securities issued to third party investors by Advanta Capital Trust I (the “Capital Securities”) which are guaranteed by Advanta Corp. Subject to certain notice and other requirements particular to the documents governing the Debt Securities and the Capital Securities, upon the occurrence of this event of default, the trustee or holders of not less than 25% in principal of the applicable securities outstanding may declare the entire unpaid principal amount immediately due and payable.
As discussed in Note 1, Advanta Bank Corp. is subject to the requirements of regulatory agreements and cease and desist orders issued by the FDIC. The first FDIC order includes specific capital requirements that must be maintained by Advanta Bank Corp. and, as discussed in Note 1, Advanta Bank Corp. was unable to comply with one of those capital requirements at September 30, 2009. Advanta Bank Corp.’s capital position is now categorized as “undercapitalized” under the applicable bank regulatory framework. As a result of being in the “undercapitalized” capital category, Advanta Bank Corp. is subject to significant restrictions on its activities and operations, many of which are consistent with the restrictions set forth in the FDIC’s first cease and desist order. In addition, Advanta Bank Corp. is required to submit a capital restoration plan to the FDIC. If the capital restoration plan is not submitted and approved or if Advanta Bank Corp. is unable to comply with the capital requirements of the FDIC’s first cease and desist order, the FDIC may take further regulatory and enforcement actions and may ultimately place Advanta Bank Corp. into FDIC receivership. If a receivership were to occur, Advanta Bank Corp.’s assets would likely be liquidated and it is unlikely that any assets or the proceeds thereof would be distributed to Advanta Corp.’s stakeholders, including the common stockholders or creditors. Advanta Corp. has determined not to make future capital contributions to Advanta Bank Corp. in order to preserve value for Advanta Corp.’s stakeholders. As a result, Advanta Bank Corp. may not be able to comply with the capital requirements of the FDIC’s first cease and desist order.

Note 3) Recently Issued Accounting Standards
Effective January 1, 2009, we adopted FASB guidance regarding determining whether instruments granted in share-based payment transactions are participating securities. The guidance concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities should be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula to determine earnings per share for multiple classes of stock according to dividends declared and participation rights in undistributed earnings. The nonvested shares of Class B Common Stock issued under our stock-based incentive plan are participating securities with nonforfeitable rights to dividends. Therefore, upon the adoption of this guidance, our nonvested Class B Common Stock was included as a third class of stock for purposes of earnings per share computations. This impacted our reported earnings per Class A and Class B share. We adjusted all prior period earnings per share data presented to conform to the provisions of this guidance. The adoption of this guidance did not impact our financial position or net income.
In April 2009, the FASB issued guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying transactions that are not orderly. The guidance concerns how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. The guidance also provides identifying circumstances that indicate a transaction is not orderly. In addition, the guidance requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The adoption of this guidance was effective for Advanta for the quarter ending June 30, 2009 and did not have a significant impact on our financial position or results of operations.
In April 2009, the FASB issued guidance regarding recognition and presentation of other-than-temporary impairments. This guidance amended the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing intent and ability indicator. Under the guidance, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the entity is not expected to recover the entire amortized cost basis of the security. Additionally, the guidance changes the presentation of an other-than-temporary impairment in the income statement for those impairments. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. This guidance was effective for Advanta for the quarter ended June 30, 2009 and as discussed further in Note 4, we recognized other-than-temporary impairment losses as of June 30, 2009 and September 30, 2009.
In April 2009, the FASB issued guidance regarding interim disclosure about fair value of financial instruments. The guidance requires disclosure of fair values and the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. Our adoption of this guidance effective for the quarter ending June 30, 2009 resulted in additional disclosures but did not impact our financial position or results of operations. See Note 19 for the applicable disclosures.
In June 2009, the FASB amended its guidance regarding accounting for transfers of financial assets and consolidation of variable interest entities. The amended guidance eliminates the concept of qualifying special-purpose entities, so all special-purpose entities must be analyzed for consolidation. It requires consolidation if an entity has both power to direct the activities of the special-purpose entity that most significantly impact its economic performance and receives benefits or absorbs losses that are potentially significant to the special-purpose entity. We expect that the implementation of this guidance effective January 1, 2010 will result in the consolidation of our securitization trust and consequently, our off-balance sheet receivables and the related liability to securitization noteholders would be reported on our balance sheet. As of September 30, 2009, we had $2.1 billion of securitized receivables, $2.0 billion of which were off-balance sheet. We are currently evaluating what impact that consolidation will have on our financial position and results of operations. The adoption could have a significant detrimental impact on the regulatory capital levels of Advanta Bank Corp.
In August 2009, the FASB issued guidance that clarified existing guidance on measuring liabilities at fair value. Among other things, the guidance clarifies how the price of a traded debt security should be considered in estimating the fair value on the issuer’s liability. We do not expect the adoption of this guidance effective October 1, 2009 to have a material impact on our financial position or results of operations.

Note 4) Investments Available for Sale
Investments available for sale consisted of the following:

	September 30, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. Treasury and government agency securities	$8,910	$8,932	$312,112	$313,209
State and municipal securities	15,461	15,421	18,015	17,064
Corporate bonds(1)	9,991	10,031	0	0
Commercial paper	0	0	8,796	8,799
Asset-backed securities:
Credit card asset-backed securities(2)	72,392	70,221	291,919	281,601
Mortgage and home equity line of credit-backed securities	22,293	17,875	32,692	22,467
Equity securities	8,073	8,197	8,245	8,191
Money market funds(3)	111,797	111,797	325,548	325,548
Other	367	367	367	366

Total investments available for sale	$249,284	$242,841	$997,694	$977,245

(1)	Amounts represent investments in Citibank N.A. FDIC GTD Temporary Liability Guaranty Program

(2)	Amounts represent AdvantaSeries Class A notes issued in our securitizations and purchased by one of our bank subsidiaries.

(3)	Money market funds at September 30, 2009 include investments in Federated Prime Cash Obligations Fund of $48.5 million, Dreyfus Cash Management Fund of $38.9 million, and Blackrock Liquidity Funds TempFund of $22.8 million.
We evaluate the decline in the fair value of our investment securities to determine whether the decline in value is other than temporary. For securities that we intend to sell or that it is more likely than not that we will be required to sell before recovery of their amortized cost basis, an other-than-temporary impairment is considered to have occurred and the difference between the security’s fair value and amortized cost is recognized in earnings. At September 30, 2009, we determined there were no securities in a loss position that we intended to sell or would be required to sell. For securities that we do not intend to sell and for which it is more likely than not that we will not be required to sell, we separate the amount of the impairment into the amount that is credit related and the amount due to all other factors. The credit component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remainder of the impairment is recorded in other comprehensive income. In assessing these securities, we consider the length of time and extent to which the market value has been less than cost, and the financial condition and near-term prospects of the issuer. In assessing the financial condition and near-term prospects of the issuer, we review the issuer’s ratings and any changes in its ratings and recent performance. For securities that are rated below AA by Standard & Poor’s or Aa2 by Moody’s Investor Service or the equivalent from other rating agencies or that have demonstrated deteriorating performance in the form of ratings downgrades since the date the security was acquired, we project expected future cash flows to assess whether we expect to recover the amortized cost of the security. We estimate the credit component of the expected future cash flow based on projections of future credit defaults of the underlying collateral. The significant inputs we use to project the expected future collateral defaults for mortgage or home equity line of credit-backed securities include published rating agency projections of lifetime default percentages and loss severities for the collateral type and the year of origination. The projections of future collateral defaults are then compared to the level of credit enhancement available, including available overcollateralization, subordination and insurance. If the level of credit enhancement available was sufficient to absorb the projected collateral defaults, no credit impairment was deemed to have occurred and the decline in fair value was not deemed to be other-than-temporary. If the level of credit enhancement available was not sufficient to absorb the projected collateral defaults, we recorded other-than-temporary impairment losses for our proportionate interest in the projected defaults in excess of projected available credit enhancement that would be allocated to our tranche. A similar methodology was used to assess our credit card asset-backed securities that uses internal expectations of future collateral defaults based on our experience with the underlying collateral, which is the pool of securitized receivables in the Advanta Business Card Master Trust.
Our one credit card asset-backed security was in a loss position at September 30, 2009 and has been in a loss position since the third quarter of 2008. The $72.4 million par value of the AdvantaSeries 2008-A3 note had an unrealized loss of $2.2 million. The unrealized loss was due to the ongoing difficulties in the asset-backed securities market that created turmoil in the capital markets, negative performance trends of receivables in the Advanta Business Card Master Trust and the early amortization of our securitization transactions in June 2009. In May 2009, the ratings on this security were downgraded by Standard & Poor’s from AA to BBB- and by Moody’s Investor Service from Baa2 to Ba2. The unrealized loss on this credit card asset-backed security was not deemed to be an other-than-temporary impairment loss at September 30, 2009 based on results using the methodology described above.

We own seventeen floating rate mortgage and home equity line of credit-backed securities in our investment portfolio that are backed by subprime residential mortgage loans or subprime home equity loans. The fair values of these investments declined in the second half of 2007, in 2008 and again in 2009 due to the difficulties in the subprime mortgage industry that created turmoil in the capital markets.
Through September 2009, we recognized $7.0 million of other-than-temporary impairment losses on seven of the seventeen mortgage or home equity line of credit-backed securities due to the expectation that we will not recover the total amount of amortized cost based on results using the methodology described above. The securities had significant unrealized losses for approximately 29 months associated with the disruption in the market for these types of securities. The other-than-temporary impairment losses are classified in other revenues on the consolidated income statements. At September 30, 2009, these securities represent 41% of the fair value of our mortgage and home equity line of credit-backed securities backed by subprime residential mortgage loans or subprime home equity loans. These securities were rated from AAA to CCC by Standard & Poor’s, from Ba1 to Caa2 by Moody’s Investor Service, or the equivalent from other rating agencies, after taking into account the downgrade of four of these investments by at least one rating agency in the third quarter of 2009.
Based on the methodology described above, the unrealized losses of the remaining ten of the seventeen mortgage or home equity line of credit-backed securities were not deemed to be other-than-temporary impairment losses. The amounts of unrealized losses per individual mortgage or home equity line of credit-backed security at September 30, 2009 were as follows: one security with a loss of $1.5 million, five securities with a loss between $100 thousand and $499 thousand and four securities with losses less than $100 thousand. At September 30, 2009, these securities represent 59% of the fair value of our mortgage and home equity line of credit-backed securities backed by subprime residential mortgage loans or subprime home equity loans. Seven of these securities were rated from AAA to AA by Standard & Poor’s, from Aaa to Aa2 by Moody’s Investor Service, or the equivalent from other rating agencies, and their ratings are unchanged since they were acquired, and three were rated from AAA to BB- by Standard & Poor’s, from Aa2 to B3 by Moody’s Investor Service, or the equivalent from other rating agencies, after taking into account the downgrade of one of these investments by at least one rating agency in the third quarter of 2009.
The following table represents other-than-temporary impairment losses on available for sale debt securities:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Total other-than-temporary impairment losses (unrealized and realized)	$(2,244)	$(10,207)
Portion of pretax (gain) loss recognized in other comprehensive income(1)	1,826	3,196

Net impairment losses recognized in income(2)	$(418)	$(7,011)

(1)	Represents the non credit component impact of the other-than-temporary impairment losses on available for sale debt securities.

(2)	Represents the credit component of the other-than-temporary impairment losses on available for sale debt securities.
The following table presents a rollforward of the credit component of other-than-temporary impairments on available for sale debt securities held as of September 30, 2009:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2009
Beginning Balance	$(6,593)	$0
Additions for credit impairments recognized on securities not previously impaired	(103)	(7,011)
Additions for credit impairments recognized on securities previously impaired	(315)	0

Ending Balance	$(7,011)	$(7,011)

There were no other declines in the fair value of investments available for sale below their cost that were deemed to be other-than-temporary at September 30, 2009 or December 31, 2008.
The fair value of investments available for sale in an unrealized loss position and the related unrealized losses at September 30, 2009 were as follows:

	Less Than 12 Months in		12 Months or Longer in
	an Unrealized Loss		an Unrealized Loss
	Position		Position		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Amount	Value	Amount	Value	Amount	Value
State and municipal securities	$0	$0	$(191)	$6,284	$(191)	$6,284
Credit card asset-backed security	0	0	(2,172)	70,221	(2,172)	70,221
Mortgage and home equity line of credit-backed securities	0	0	(6,298)	10,285	(6,298)	10,285
Other securities	(1)	34	0	0	(1)	34

Total	$(1)	$34	$(8,661)	$86,790	$(8,662)	$86,824

Note 5) Receivables
Receivables on the consolidated balance sheets consisted of the following:

	September 30,	December 31,
	2009	2008
Business credit card receivables	$833,050	$505,578
Other receivables	8,097	8,583

Gross receivables	841,147	514,161

Add: Deferred origination costs, net of deferred fees	0	4,586
Less: Allowance for receivable losses
Business credit cards	(105,829)	(102,700)
Other receivables	(1,185)	(1,203)

Total allowance for receivable losses	(107,014)	(103,903)

Receivables, net	$734,133	$414,844

At September 30, 2009, approximately 16% of our owned business credit card receivables were concentrated in the state of California and approximately 9% were concentrated in the state of Florida. This compares to U.S. Census population estimates of the U.S. population residing in these states of 12% for California and 6% for Florida. Approximately 15% of U.S. small businesses are domiciled in California and approximately 7% of U.S. small businesses are domiciled in Florida based on a 2008 Small Business Administration report of 2007 data. We had no other concentrations in a single state of 9% or more of total owned business credit card receivables.
See Note 7 for statistical information on owned receivables 30 days or more delinquent, 90 days or more delinquent, on nonaccrual status, accruing receivables past due 90 days or more, and net principal charge-offs.
Note 6) Allowance for Receivable Losses
The following table presents activity in the allowance for receivable losses for the nine months ended September 30:

	2009	2008
Balance at January 1	$103,903	$68,540
Provision for credit losses	133,605	87,703
Provision for interest and fee losses	27,173	15,422
Gross principal charge-offs:
Business credit cards	(133,152)	(66,836)
Other receivables	(7)	(2)

Total gross principal charge-offs	(133,159)	(66,838)

Principal recoveries:
Business credit cards	3,527	1,872

Net principal charge-offs	(129,632)	(64,966)

Interest and fee charge-offs:
Business credit cards	(28,035)	(14,847)

Balance at September 30	$107,014	$91,852

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
Note 7) Securitization Activities
We sold business credit card receivables through securitizations accounted for as sales under GAAP. We continue to own and service the accounts that generated the securitized receivables. We used one securitization trust for all of our securitizations. The securitization trust was created to hold the collateral (the business credit card receivables) and issue notes primarily to institutional investors. The securitization trust, Advanta Business Card Master Trust, is a qualified special purpose entity, has no equity and is financed through notes issued primarily to institutional investors, our subordinated trust assets and our seller’s interest. Only principal receivables were sold to securitization noteholders. Accrued interest and fees on securitized receivables remain on-balance sheet and are classified as accounts receivable from securitizations on the consolidated balance sheets. Our seller’s interest is an undivided interest in the principal receivables in the trust and represents the amount of receivables in the trust not allocated to investors. The seller’s interest does not meet the GAAP criteria for sale accounting and is classified as receivables on the consolidated balance sheets. The seller’s interest does not provide credit enhancement to the securitized receivables.
As of September 30, 2009, we had $2.1 billion of securitized receivables, $2.0 billion of which were off-balance sheet. As of December 31, 2008, we had $4.5 billion of securitized receivables, $4.1 billion of which were off-balance sheet. We hold certain securitized receivables on-balance sheet in the form of subordinated trust assets that are a component of retained interests in securitizations and certain AdvantaSeries Class A notes issued in our 2008 securitizations that were purchased by one of our bank subsidiaries and are classified as investments available for sale. Our investments available for sale included AdvantaSeries Class A notes with a fair value of $70.2 million as of September 30, 2009 and $281.6 million as of December 31, 2008. We had $168.5 million of accounts receivable from securitizations on our balance sheet as of September 30, 2009 and $301.1 million as of December 31, 2008. Accounts receivable from securitizations include amounts due from the securitization trust, accrued interest and fees on securitized receivables and retained interests in securitizations. Our business credit card receivables on the consolidated balance sheet include our undivided interest in the principal receivables in the trust (seller’s interest) of $730 million as of September 30, 2009 and $377 million as of December 31, 2008.
Our recourse or credit risk in off-balance sheet securitized receivables is limited to the amount of our retained interests in securitizations, which serve as credit enhancement to the noteholders’ interests in the securitized receivables. We have no liquidity arrangements, guarantees and/or other arrangements that could require us to provide financial support to the securitization trust. However, we voluntarily chose to provide financial support to the securitization trust in April 2009 by buying charged-off receivables that were previously part of the trust portfolio for $7.6 million, which increased the trust’s excess spread. We chose to voluntarily provide support at that time to prevent an early amortization. The amount of support provided was based on a determination of the amount that would maintain the trust’s three-month average excess spread at a level greater than zero for the April 2009 monthly period. The securitization transactions began early amortization in June 2009, as discussed below, and we do not intend to voluntarily provide financial support to the trust in the future. There are no liquidity arrangements, guarantees and/or other commitments by third parties that would provide financial support to the trust.
Early amortization for our securitization transactions began in June 2009 after the AdvantaSeries three-month average excess spread amount was not maintained at a level greater than $0, which was a trigger for early amortization. The early amortization resulted in the end of the revolving periods prior to the expected dates. In an early amortization, the securitization noteholders are paid as payments on the securitized receivables are received from customers. In order to eliminate the potential negative liquidity impact of early amortization, we closed our customers’ accounts to future use effective May 30, 2009. The early amortization of our securitization transactions and closing our customers’ accounts had a negative impact on the value of our retained interests in securitizations and accrued interest and fees on securitized receivables.
At the time of securitization, we retained an interest in securitized receivables in the form of subordinated trust assets, cash collateral accounts and retained interest-only strips, each of which served as credit enhancement to the noteholders’ interests in the securitized receivables. The fair values of retained interests in securitizations are dependent upon the performance of the underlying securitized receivables, market-driven interest rates and market credit spreads. Our retained interests in securitizations entitle us to the excess spread on the receivables, if any. Excess spread represents income-related cash flows on securitized receivables (interest, interchange, recoveries and fees) net of noteholders’ interest, servicing fees and credit losses. Due to the closure of our customers’ accounts to future use effective May 30, 2009, there will be no future cash flows or income from interchange in future periods. Income-related cash flows on securitized receivables did not exceed the other components of the excess spread in recent months, and we expect the negative spread levels to continue. Due to the negative spread levels, our par values of cash collateral and subordinated trust assets were reduced by an aggregate of $147.7 million in the nine months ended September 30, 2009 as the balances were used as credit enhancement for securitization noteholders. At September 30, 2009, the cash collateral account had no balance and no fair value. The subordinated trust assets also had no par value at September 30, 2009, but had an estimated fair value of $5.6 million representing the present value of future interest cash flows on the assets, discounted using a risk-adjusted discount rate. The retained interest-only strip’s fair value was estimated as zero at both December 31, 2008 and September 30, 2009. The aggregate reduction in estimated fair value of retained interests in securitizations, including both realized losses and changes in unrealized losses, was $103.2 million for the nine months ended September 30, 2009. Securitization loss for the nine months ended September 30, 2009 also includes a $69.9 million unfavorable change in estimate of amounts of accrued interest and fees on securitized receivables that are realizable, which was needed as a result of the early amortization of our securitization transactions and closure of our customers’ accounts to future use. Securitization loss for the nine months ended September 30, 2009 includes $78.6 million of loss related to interchange cash flows used as credit enhancement. However, this has no net impact on pretax loss since interchange income on the consolidated income statements includes interchange fees on both owned and securitized business credit cards.
The following disclosures represent the aggregate data for our business credit card securitizations.
Accounts receivable from securitizations consisted of the following:

	September 30,	December 31,
	2009	2008
Amounts due from the securitization trust	$158,417	$65,041
Accrued interest and fees on securitized receivables, net(1)	4,448	110,476
Retained interests in securitizations	5,602	125,601

Total accounts receivable from securitizations	$168,467	$301,118

(1)	Reduced by an estimate for uncollectible interest and fees of $63.7 million at September 30, 2009 and $31.0 million at December 31, 2008.
Quoted market prices were not available for our retained interests in securitizations for the three and nine months ended September 30, 2009 or for the same period of 2008. The following represents securitization data and the key assumptions used in estimating the fair value of retained interests in securitizations at the time of each new securitization or replenishment sale. There were no new securitizations or replenishment sales after May 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Average securitized receivables	$2,615,209	$5,030,299	$3,600,505	$5,147,465
Securitization income (loss)	3,490	(8,673)	(235,434)	12,932
Discount accretion	110	9,422	23,394	25,972
Interchange income	(80)	58,267	78,602	171,511
Servicing revenues	11,688	24,483	50,588	74,940
Proceeds from new securitizations	0	0	125,000	318,025
Proceeds from collections reinvested in revolving- period securitizations	0	2,860,791	2,867,245	7,994,045
Cash flows received on retained interests(1)	570	64,637	113,066	257,223
Key assumptions:
Discount rate	N/A	17.68% – 27.36%	39.33% – 66.60%	12.21% – 27.36%
Monthly payment rate	N/A	18.99% – 22.50%	19.17% – 22.20%	18.79% – 22.50%
Loss rate	N/A	8.60% – 12.37%	14.54% – 21.96%	6.20% – 12.37%
Interest yield, net of interest earned by securitization noteholders	N/A	12.29% – 13.73%	13.62% – 15.06%	8.79% – 13.73%

(1)	Amounts reported for the three and nine months ended September 30, 2009 exclude interest on AdvantaSeries Class A notes that is classified as interest income on the consolidated income statements.
There were no purchases of delinquent accounts from the securitization trust during the three and nine months ended September 30, 2009 or 2008.

Managed business credit card receivable data
We service both the receivables owned on our balance sheet and the securitized receivables in the Advanta Business Card Master Trust, collectively referred to as “managed receivables.” Credit quality data on managed receivables was as follows:

	September 30,	December 31,	September 30,
	2009	2008	2008
Owned business credit card receivables	$833,050	$505,578	$726,652
Securitized business credit card receivables	2,128,247	4,511,650	4,863,634

Total managed receivables	$2,961,297	$5,017,228	$5,590,286

Receivables 30 days or more delinquent(1):
Owned	$107,333	$52,997	$51,661
Securitized	268,490	425,271	314,740
Total managed	375,823	478,268	366,401
Receivables 90 days or more delinquent(1):
Owned	26,512	24,132	24,531
Securitized	65,368	188,424	148,182
Total managed	91,880	212,556	172,713
Nonaccrual receivables(1):
Owned	26,974	9,688	11,194
Securitized	70,151	85,277	72,398
Total managed	97,125	94,965	83,592
Accruing receivables past due 90 days or more(1):
Owned	24,075	22,166	22,203
Securitized	58,996	170,876	133,710
Total managed	83,071	193,042	155,913
Net principal charge-offs for the year-to-date period ended September 30 and December 31(1):
Owned	129,625	89,056	64,964
Securitized	630,847	449,964	314,694
Total managed	760,472	539,020	379,658
Net principal charge-offs for the three months ended September 30 and December 31(1):
Owned	34,094	24,092	22,839
Securitized	152,951	135,270	124,303
Total managed	187,045	159,362	147,142

(1)	Effective June 2009, due to the closure of our customers’ accounts to future use, our charge-off policy for contractually delinquent business credit card accounts changed to charge-off an unpaid receivable no later than the end of the month in which it becomes and remains past due 120 cumulative days from the contractual due date. Our previous policy was to charge-off an unpaid receivable no later than the end of the month in which it became and remained past due 180 cumulative days from the contractual due date. We had additional net principal charge-offs associated with the change in charge-off policy in June 2009 of $25.1 million on owned receivables and $110.2 million on securitized receivables, for an aggregate of $135.3 million of additional net principal charge-offs on managed receivables.
Note 8) Other Assets and Liabilities
Other assets consisted of the following:

	September 30,	December 31,
	2009	2008
Investment in Fleet Credit Card Services, L.P.	$32,095	$32,095
Receivable from third party (see Note 11)	28,155	0
Current income taxes receivable	26,097	4,962
Cash surrender value of insurance contracts	17,838	17,264
Prepaid assets	12,530	23,279
Securities sold receivable	3,789	33,620
Investment in preferred securities trust	3,302	3,093
Net deferred tax asset	2,255	71,219
Other	12,972	30,413

Total other assets	$139,033	$215,945

At September 30, 2009, we had a $3.6 million receivable in other assets related to September 2008 redemption orders submitted to The Reserve Primary Fund, a money market fund investment. The net asset value of The Reserve Primary Fund declined below $1.00 per share on September 16, 2008, the day following our redemption request. Due to a large number of redemption requests, the fund received an SEC order suspending redemptions and postponing payment for shares that had already been submitted for redemption. The fund made partial distributions to shareholders in 2008 and 2009. We received $37.3 million of our redemption proceeds through September 30, 2009, and received an additional $809 thousand in October 2009. The timing of the receipt of the remaining $2.8 million of estimated proceeds from the Reserve Primary Fund is uncertain and is subject to the orderly disposition of the fund’s securities and the resolution of pending and threatened claims that may affect the fund’s assets. There is uncertainty as to whether the fund’s loss will be allocated to shareholders that redeemed on September 15, 2008 and there is also uncertainty as to the level of fund assets that will be used to satisfy ongoing costs and expenses, legal fees, and pending or threatened claims against the fund or the fund’s assets. Since our proceeds from the redemption may be less than the redemption price of $1.00 per share, we recorded an estimated loss on the redemption of $1.0 million in 2008. We update our estimate each time additional disclosures are made by the fund’s management. We reduced the receivable and recorded an additional $860 thousand loss on the redemption in the first quarter of 2009. In the three months ended September 30, 2009, we increased our estimate of proceeds and the related receivable by $1.4 million, for a net increase in the receivable of $524 thousand for the nine months ended September 30, 2009.
We had a $5.4 million realized gain on the sale of MasterCard Incorporated shares in the three months ended September 30, 2008. For the nine months ended September 30, 2008, we had $24.3 million of realized gains on sales of MasterCard Incorporated shares and a $13.4 million realized gain on the redemption of Visa Inc. shares. The gain on Visa Inc. shares was related to Visa’s initial public offering and share redemption in March 2008. As of September 30, 2009, we own 497 thousand Visa Inc. Class B common shares that have zero cost basis and no book value. We have no remaining MasterCard Incorporated shares as of September 30, 2009.
Other liabilities consisted of the following:

	September 30,	December 31,
	2009	2008
Liability for unrecognized tax benefits	$37,400	$38,659
Accrued interest payable	36,593	15,472
Accounts payable and accrued expenses	33,308	31,781
Cash back rewards liability	14,036	23,174
Amounts due to the securitization trust	9,367	5,443
Liabilities of discontinued operations	1,503	1,635
Current income taxes payable	726	681
Business rewards liability	276	30,563
Cash overdraft	0	12,284
Other	16,060	16,895

Total other liabilities	$149,269	$176,587

In July 2008, we commenced a reduction of workforce in connection with initiatives to outsource business processes within the areas of information technology, customer service, collections, and accounting and finance. In the first quarter of 2009, we reduced our workforce by approximately 300 employees, or 35%, and in the third quarter of 2009, we further reduced our workforce by approximately 200 employees, or 50%, each in order to reduce staffing to levels more commensurate with our current activities and receivable portfolio size. These workforce reductions were substantially complete as of September 30, 2009. We expect to pay the severance and related costs within twelve months of the severance dates. The severance and related costs were included in salaries and employee benefits expense. The accrued severance and costs related to these initiatives were included in other liabilities on the consolidated balance sheets. A rollforward of the liabilities associated with these workforce reductions and the cumulative costs incurred are as follows:

					Cumulative
	December 31,	Nine Months Ended		September 30,	Costs
	2008	September 30, 2009		2009	Incurred
	Accrual	Costs		Accrual	as of September
	Balance	Incurred	Payments	Balance	30, 2009
Outsourcing of business processes	$418	$2,307	$2,319	$406	$3,220
Reduction in workforce- first quarter of 2009	0	9,780	9,372	408	9,780
Reduction in workforce- third quarter of 2009	0	8,135	4,628	3,507	8,135

Total	$418	$20,222	$16,319	$4,321	$21,135

Note 9) Deposits
Deposit accounts consisted of the following:

	September 30,	December 31,
	2009	2008

Demand deposits	$17,946	$6,832
Money market savings	29,105	78,546
Time deposits of $100,000 or less	824,030	1,101,002
Time deposits of more than $100,000	1,211,818	1,355,026

Total deposits	$2,082,899	$2,541,406

All deposits are interest bearing except demand deposits. Time deposit maturities were as follows at September 30, 2009:

Year Ending December 31,
2009	$577,429
2010	873,558
2011	265,455
2012	36,025
2013	283,381
Advanta Bank Corp.’s regulatory agreement places significant restrictions on Advanta Bank Corp.’s deposit-taking operations. See further description of the regulatory agreements and orders in Note 14.
Note 10) Debt and Other Borrowings
The composition of debt was as follows at:

	September 30,	December 31,
	2009	2008
RediReserve variable rate demand certificates (4.50%-4.65%)	$5,403	$10,769
91 day retail notes, fixed (7.23%-7.70%)	134	1,862
6 month retail notes, fixed (7.70%-8.62%)	1,670	4,479
12 month retail notes, fixed (6.06%-10.44%)	21,350	40,117
14 month retail notes, fixed (10.44%-11.56%)	1,976	0
18 month retail notes, fixed (5.97%-8.39%)	2,810	6,620
24 month retail notes, fixed (5.45%-11.38%)	18,851	19,000
30 month retail notes, fixed (5.50%-9.53%)	3,574	4,929
36 month retail notes, fixed (5.59%-9.99%)	8,029	11,257
48 month retail notes, fixed (5.12%-9.35%)	5,931	8,558
60 month retail notes, fixed (5.59%-10.89%)	41,442	63,902
84 month retail notes, fixed (6.30%-9.99%)	4,573	6,167
120 month retail notes, fixed (6.77%-10.44%)	24,748	27,075
Other retail notes, fixed (0.00%-9.53%)	987	1,863

Total debt	$141,478	$206,598

Interest rates shown in the table above represent the range of rates on debt outstanding at September 30, 2009.
The annual contractual maturities of debt were as follows at September 30, 2009:

Year Ending December 31,
2009	$23,927
2010	38,221
2011	22,625
2012	13,197
2013 and thereafter	43,508
At December 31, 2008, we had a $50 million borrowing in connection with a secured borrowing agreement that used business credit card receivables at a nonbank subsidiary as collateral. The borrowing was repaid and the agreement was terminated in March 2009.
See discussion of subsequent events in Note 2.

Note 11) Commitments and Contingencies
In October 2009, Advanta Corp. and certain current or former executive officers of Advanta Corp., were named as defendants in a purported class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania alleging violations of federal securities laws. This lawsuit was brought on behalf of Steamfitters Local 449 Pension Fund and all other similarly situated stockholders who purchased Advanta Corp. Class A and/or Class B Common Stock between October 31, 2006 and November 27, 2007 (the “Class Period”). The complaint generally alleges that the defendants made false and misleading statements regarding Advanta Corp.’s business and financial results, which allegedly caused the plaintiff and other members of the purported class to purchase shares of Advanta Corp. Class A and Class B Common Stock at inflated prices during the Class Period. The lawsuit seeks unspecified damages. We intend to vigorously defend this matter and believe that the allegations are without merit.
In October 2009, Advanta Corp. and certain of its directors and current or former officers were named as defendants in a purported class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania alleging violations of the Employee Retirement Income Security Act (“ERISA”). This lawsuit was brought on behalf of Matthew A. Ragan and all other similarly situated persons who were participants in or beneficiaries of the Advanta Corp. Employee Stock Ownership Plan and/or the Advanta Corp. Employee Savings Plan (the “Plans”) and whose Plan investments included Advanta Corp. common stock at any time between October 31, 2006 and the present (the “Class Period”). The complaint generally alleges that the defendants breached their fiduciary duties by, among other things, failing to prudently manage the Plans’ investments in Advanta Corp. securities and by failing to avoid inherent conflicts of interest resulting in losses to the Plans. The lawsuit seeks compensation for the Plans’ losses in an unspecified amount. We intend to vigorously defend this matter and believe that the allegations are without merit.
Advanta Corp. is a member of Visa U.S.A. Inc. (“Visa USA”) and owns shares of Visa Inc. Class B common stock. Our membership in Visa USA and our ownership interest in Visa Inc. (“Visa”) are related primarily to our former consumer credit card business, which we exited in 1998. Visa completed its initial public offering in March 2008 and set aside $3 billion of the proceeds in a litigation escrow account to fund litigation judgments or settlements that have occurred or may occur related to specified litigation matters between Visa and third parties. Advanta Corp. and its subsidiaries are not named as defendants in the specified litigation matters. However, to the extent Visa’s litigation escrow is not sufficient to satisfy the specified litigation matters, the members of Visa USA to varying extents may be required to fund certain losses incurred by Visa in connection with those matters due to member indemnification provisions within Visa USA’s bylaws. In 2007, we recorded a $12.0 million reserve associated with our contingent obligation to Visa USA related to the specified litigation matters between Visa and third parties. In March 2008, we increased the reserve by $577 thousand based on increases in litigation reserves disclosed by Visa. Also in March 2008, we reduced the liability by $6.1 million for our proportionate share of the amounts funded by Visa in the litigation escrow account. On October 27, 2008, Visa reached a settlement with Discover Financial Services related to an antitrust lawsuit. The Discover lawsuit was one of the specified litigation matters subject to member indemnification provisions. We recorded a $1.6 million reserve effective September 30, 2008 associated with our contingent obligation to Visa USA for our proportionate share of the amount of the Discover settlement in excess of amounts previously funded in the litigation escrow account. In August 2009, we reduced the liability by $1.4 million for our proportionate share of additional amounts funded by Visa in the litigation reserve account. We classified the $1.4 million reduction in indemnification reserves for the three and nine months ended September 30, 2009 and the $3.9 million net reduction in indemnification reserves for the nine months ended September 30, 2008 as benefits to operating expenses. The $1.6 million increase in indemnification reserves for the three months ended September 30, 2008 was classified as an operating expense. The indemnification reserve for our contingent obligation to Visa USA was $4.5 million at September 30, 2009 and $5.9 million at December 31, 2008. Pretax income for the nine months ended September 30, 2008 includes a $13.4 million gain on the redemption of Visa shares in other revenues.
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
As of March 31, 2009, we had interest-bearing deposits pledged as collateral for payment obligations under contracts with certain third parties in the ordinary course of business. In June 2009, one of the third parties withdrew $29.2 million from the interest-bearing deposit account asserting that our decision to close our customers’ accounts to future use effective May 30, 2009 triggered an automatic termination provision and that a termination fee in that amount was due. We did not believe that an automatic termination was triggered or that a termination fee was due under the terms of the contract and we recorded a $29.2 million receivable from the third party. In October 2009, we reached an agreement with the third party and $28.2 million of the total was returned to us. The receivable was classified in other assets on the consolidated balance sheet as of September 30, 2009. We recognized $1.0 million of expense associated with this agreement effective September 30, 2009.
Note 12) Capital Stock
Cash dividends per share of common stock declared and paid were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Class A Common Stock	$0.0000	$0.1771	$0.0200	$0.5313
Class B Common Stock	0.0000	0.2125	0.0250	$0.6375
In April 2009, we elected to defer the semi-annual interest payments on the subordinated debt payable to the preferred securities trust issued by Advanta Corp. and as a consequence, interest payments on the trust preferred securities issued by Advanta Capital Trust I are also being deferred. The terms of the trust preferred securities provide that no dividends can be declared or paid on Advanta Corp.’s common or preferred stocks during the deferral periods. We have suspended payment of dividends on our common and preferred stocks.
In the nine months ended September 30, 2009, we purchased 115 thousand shares of Class B Common Stock from employees in connection with severance agreements at an average price of $0.56 per share.
As of September 2009, we are no longer in compliance with the continued listing requirements for The NASDAQ Global Select Market. Our common stock classes (Class A and Class B) are separately deficient as a result of each having closing bid prices below the $1.00 minimum requirement for 30 consecutive business days. This requirement is provided for in Marketplace Rules 5450 and 5460. We can regain compliance related to this requirement on either or both stock classes if, at any time before March 15, 2010, the closing bid price is at or above the $1.00 minimum for at least ten consecutive business days. Each common stock class will be separately measured for compliance. During this time, both classes of stock will continue to be listed and traded on the Global Select Market of NASDAQ. In addition to the foregoing, NASDAQ may use its discretionary authority under its Marketplace rules which allow it to suspend or terminate the listing of a company that has filed for protection under any provision of the federal bankruptcy laws, even though the Company’s securities otherwise meet all enumerated criteria for continued listing on NASDAQ.
Note 13) Stock-Based Compensation
All nonvested shares and stock options outstanding in the reported periods were for Class B Common Stock.
Nonvested shares activity was as follows for the nine months ended September 30, 2009:

		Weighted
		Average Grant
	Number of	Date Fair
(Shares in thousands)	Shares	Value
Outstanding at January 1	4,052	$9.95
Granted	500	1.19
Forfeited	(1,886)	9.28

Outstanding at September 30	2,666	$8.78

As of September 30, 2009, there was $10.4 million of total unrecognized compensation expense related to nonvested shares and we expect to recognize the expense over a weighted average period of 7.7 years.
Compensation expense and related tax effects recognized in connection with nonvested shares were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Compensation expense (benefit)	$348	$(723)	$(3,593)	$3,757
Income tax benefit (expense)	122	283	(1,258)	(1,301)

Stock option activity was as follows for the nine months ended September 30, 2009:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
(Shares in thousands)	Options	Price	Value	Life
Outstanding at January 1	9,393	$12.89
Granted	95	3.36
Forfeited	(1,626)	17.20

Outstanding at September 30	7,862	$11.88	$600	6.6 years

Options exercisable at September 30	6,272	$10.75	$0	6.2 years

There were no stock options exercised in the three or nine months ended September 30, 2009. As of September 30, 2009, there was $5.0 million of total unrecognized compensation expense related to outstanding stock options and we expect to recognize the expense over a weighted average period of 1.2 years.
Compensation expense and related tax effects recognized in connection with employee stock options and the weighted average fair value of options granted were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Compensation expense(1)	$0	$1,129	$2,406	$4,050
Income tax benefit	0	(463)	842	(1,403)
Weighted average fair value of options granted	N/A	$1.60	$0.14	$1.95

(1)	Compensation expense for the three and nine months ended September 30, 2009 includes a $1.1 million benefit from a change in the estimate of the number of options expected to vest.
Note 14) Regulatory Developments
Effective June 30, 2009, Advanta Bank Corp. entered into two regulatory agreements with the FDIC consenting to the requirements of two cease and desist orders issued by the FDIC. Advanta Bank Corp. did not admit any wrongdoing in entering into the agreements and entered into the agreements in the interest of expediency and to avoid litigation and the costs associated therewith. The first FDIC cease and desist order places restrictions on the bank’s use of its cash assets, payments of dividends, entering into transactions that would materially alter the bank’s balance sheet composition and taking of brokered deposits, and it requires the maintenance of a total risk-based capital ratio of at least 10% and a tier I leverage capital ratio of at least 5%. Advanta Corp. contributed $5.0 million of capital to Advanta Bank Corp. in the three months ended September 30, 2009 and $17.5 million in the six months ended June 30, 2009. At September 30, 2009, Advanta Bank Corp.’s total risk-based capital ratio was 10.62% and its tier I leverage capital ratio was 3.73%, resulting in a tier 1 leverage capital ratio that is not in compliance with the first FDIC cease and desist order. See discussion of subsequent events in Note 2. We believe we are in compliance with all other requirements in the first order. We have submitted to the FDIC, as required by the order, a strategic plan related to the bank’s deposit-taking operations and deposit insurance that provides for the termination of the bank’s deposit-taking operations and deposit insurance after the bank’s deposits are repaid in full, which is anticipated to take several years. The agreement does not in any way restrict Advanta Bank Corp. from continuing to service its credit card accounts and managed receivables, including those that are owned by the Advanta Business Card Master Trust. Specifically, under the order, Advanta Bank Corp. must continue to perform its obligations as servicer for the business credit card receivables that we own on our balance sheet and those that are owned by the Advanta Business Card Master Trust. In addition, all customer bank deposits remain fully insured to the fullest extent permissible by law. The first FDIC order also has the impact of requiring us to obtain the FDIC’s approval before we would be able to pursue new business opportunities through Advanta Bank Corp., however it does not limit our ability to pursue future business opportunities outside of the bank. In October 2009, Advanta Bank Corp. entered into an additional regulatory agreement with the UDFI consenting to a cease and desist order issued by the UDFI that contains provisions consistent with the first FDIC order, except that the UDFI’s order does not include the specific capital requirements that are contained in the FDIC’s first order.
Advanta Bank Corp.’s second FDIC cease and desist order relates to alleged unsafe or unsound banking practices associated with alleged violations of consumer protection and banking laws. The FDIC alleged, among other things, that some of Advanta Bank Corp.’s marketing of certain cash back reward programs for its business credit cards and practices related to the pricing strategies of certain of its business credit card accounts violated Section 5 of the Federal Trade Commission Act and that Advanta Bank Corp. also violated certain adverse action notification requirements in connection with the pricing strategies of certain of its business credit card accounts. Under the second order, Advanta Bank Corp. must make certain restitution payments to eligible customers and pay a civil money penalty of $150 thousand. We previously took a $14 million pretax charge related to our estimate of cash back rewards program restitution in the third quarter of 2008. We recorded an additional $19 million pretax charge, classified in operating expenses, in the second quarter of 2009 related to our estimate of pricing strategies restitution under the agreement. We began making restitution payments in September 2009 and the payments were completed in October 2009.
Note 15) Segment Information
We have historically had only one operating business segment, Advanta Business Cards, and we separately reported results from investment and other activities not attributable to the Advanta Business Cards segment. As a result of the early amortization of our securitization transactions and closing our customers’ business credit card accounts to future use effective May 30, 2009, we are no longer marketing or issuing business credit cards or providing revolving credit lines to customers. We are continuing to service the managed receivables. In connection with these business changes, we are now managing our business based on the consolidated financial results and are no longer separately reporting results of investment or other activities. As a result, beginning with the second quarter of 2009, we have no reportable segments.
Note 16) Gain on Extinguishment of Debt
In June 2009, we purchased $10.8 million of the $100 million outstanding trust preferred securities issued by Advanta Capital Trust I through a tender offer that expired on June 15, 2009. The purchase price was $2.2 million and holders who tendered will not receive any accrued and unpaid distributions. The purchased trust preferred securities were exchanged for a like amount of the related subordinated debt payable to the preferred securities trust issued by Advanta Corp. and we retired such trust preferred securities and the related subordinated debt in June 2009. We recognized a gain on the extinguishment of the subordinated debt payable to the preferred securities trust of $8.6 million in the nine months ended September 30, 2009. The gain is net of $571 thousand of costs associated with the tender offer.
Note 17) Income Taxes
Income tax expense (benefit) consisted of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Current:
Federal	$(2,736)	$(1,804)	$(29,422)	$8,470
State	(152)	1,004	160	1,814

Total current	(2,888)	(800)	(29,262)	10,284

Deferred:
Federal	0	(15,034)	62,491	(11,366)
State	0	(535)	1,571	(498)

Total deferred	0	(15,569)	64,062	(11,864)

Income tax expense (benefit)	$(2,888)	$(16,369)	$34,800	$(1,580)

The reconciliation of the statutory federal income tax to income tax expense (benefit) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Statutory federal income tax	$(27,781)	$(12,469)	$(156,681)	$539
State income taxes, net of federal income tax benefit	(1,123)	100	(5,241)	803
Valuation allowance	28,082	0	195,831	0
Difference in estimated full year rate and year-to-date actual rate	(2,403)	(3,557)	0	(3,557)
Compensation limitation	44	(217)	132	181
Nondeductible expenses	193	(101)	512	551
Other	100	(125)	247	(97)

Income tax expense (benefit)	$(2,888)	$(16,369)	$34,800	$(1,580)

Our effective tax expense (benefit) rate was (3.6%) for the three months ended September 30, 2009 as compared to (46.0%) for the same period of 2008 and 7.8% for the nine months ended September 30, 2009 compared to (102.7%) for the same period of 2008.

We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities and currently enacted tax laws. The net deferred tax asset is comprised of the following:

	September 30,	December 31,
	2009	2008
Deferred tax assets	$266,647	$90,373
Deferred tax liabilities	(68,561)	(19,154)

Net deferred tax asset before valuation allowance	198,086	71,219
Valuation allowance	(195,831)	0

Net deferred tax asset	$2,255	$71,219

The components of the net deferred tax asset were as follows:

	September 30,	December 31,
	2009	2008
Net operating loss carryforwards	$97,607	$0
Receivable losses	59,759	6,892
Cancellation of indebtedness income, net	(26,635)	0
Alternative minimum tax credit carryforwards	22,451	0
Federal tax benefit of state tax positions	10,554	10,982
Incentive and deferred compensation	8,627	8,388
Deferred revenue	(8,347)	(14,519)
Rewards programs	5,009	18,796
Pricing strategies restitution	3,130	0
Unrealized investment losses	2,255	7,157
Securitization income	(1,960)	21,590
Visa indemnification	1,565	2,062
Deferred origination costs, net of deferred fees	0	(1,652)
Other	24,071	11,523

Net deferred tax asset before valuation allowance	198,086	71,219
Valuation allowance	(195,831)	0

Net deferred tax asset	$2,255	$71,219

In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. We concluded that a valuation allowance of $195.8 million was needed as of September 30, 2009 for the portion of the deferred tax asset that was not related to unrealized investment losses. This conclusion was based on our estimates of future taxable income and the level of uncertainty regarding the implementation of feasible and prudent tax planning strategies. Our future income tax expense will be reduced to the extent of decreases in our valuation allowance. A valuation allowance was not deemed necessary for the deferred tax asset related to the unrealized investment losses as the realization of this component of the deferred tax asset is not dependent on future taxable income.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

	September 30,	December 31,
	2009	2008
Balance at January 1	$16,106	$17,732
Additions based on tax positions related to the current year	0	714
Additions for tax positions of prior years	971	104
Reductions for tax positions of prior years	(947)	(1,989)
Settlements	(1,123)	(455)

Unrecognized tax benefits	$15,007	$16,106

Unrecognized tax benefits as of September 30, 2009, excluding accrued interest and penalties, were $15.0 million, of which $9.7 million, if recognized, would favorably affect our effective tax rate. The remaining $5.3 million represents the federal tax benefits of unrecognized state tax benefits that were recognized as a deferred tax asset.

For the nine months ended September 30, 2009, the income tax benefit included interest of $105 thousand and an increase in penalties of $30 thousand. At September 30, 2009, the liability for unrecognized tax benefits included $15.2 million accrued for potential payment of interest and $7.2 million accrued for potential payment of penalties. Of the $22.4 million total of accrued interest and penalties included in the liability for unrecognized tax benefits at September 30, 2009, $17.1 million would favorably affect our effective tax rate to the extent the interest and penalties were not assessed. The remaining $5.3 million represents the federal tax benefits on accrued interest that were recognized as a deferred tax asset.
The liability for unrecognized tax benefits at September 30, 2009 included $2.0 million related to tax positions for which it is reasonably possible that the total amounts could significantly change in the twelve months ending September 30, 2010. This amount represents a potential decrease in unrecognized tax benefits related to state tax settlements that may occur in that period and expiring state statutes of limitations.
We have an ownership interest in Fleet Credit Card Services, L.P. related to our exit from the consumer credit card business in 1998. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. was not subject to income tax. As of September 30, 2009, the cumulative gain on transfer of consumer credit card business and our deficit capital account in Fleet Credit Card Services, L.P. on a tax basis for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.
Note 18) Calculation of Earnings Per Share
The following table shows the calculation of basic earnings per common share and diluted earnings per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$(76,485)	$(19,258)	$(482,459)	$3,119
Less: Preferred A dividends	0	0	(141)	(141)

Net income (loss) allocable to common stockholders	(76,485)	(19,258)	(482,600)	2,978
Less: Class A dividends declared	0	(2,370)	(269)	(7,107)
Less: Class B dividends declared	0	(5,787)	(684)	(17,319)
Less: Nonvested Class B dividends declared	0	(672)	(44)	(1,540)

Undistributed net income (loss)	$(76,485)	$(28,087)	$(483,597)	$(22,988)

Basic net income (loss) per common share
Class A	$(1.89)	$(0.51)	$(11.90)	$(0.04)
Class B	(1.89)	(0.48)	(11.89)	0.07
Diluted net income (loss) per common share
Class A	$(1.89)	$(0.51)	$(11.90)	$(0.02)
Class B	(1.89)	(0.48)	(11.89)	0.06
Basic weighted average common shares outstanding
Class A	13,443	13,393	13,430	13,380
Class B	27,117	27,217	27,145	27,127
Nonvested Class B	2,891	4,030	3,447	3,061
Dilutive effect of Options Class B	0	0	0	1,078
Diluted weighted average common shares outstanding
Class A	13,443	13,393	13,430	13,380
Class B	27,117	27,217	27,145	28,205
Nonvested Class B	2,891	4,030	3,447	3,061
Antidilutive shares Options Class B	8,104	9,435	8,573	5,188

Note 19) Fair Value of Financial Instruments
The estimated fair values and related carrying amounts of our financial instruments were as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash	$29,555	$29,555	$31,716	$31,716
Federal funds sold	208	208	32,277	32,277
Interest-bearing deposits	1,172,179	1,172,179	1,595,138	1,595,138
Investments available for sale	242,841	242,841	977,245	977,245
Receivables, net	734,133	666,677	414,844	498,468
Accounts receivable from securitizations	168,467	168,467	301,118	301,118
Accrued interest receivable	6,922	6,922	5,353	5,353
Financial liabilities:
Demand and savings deposits	$47,051	$47,051	$85,378	$85,378
Time deposits	2,035,848	2,084,722	2,456,028	2,493,258
Debt	141,478	132,033	206,598	203,077
Other borrowings	0	0	50,000	50,000
Subordinated debt payable to preferred securities trust	92,290	4,615	103,093	5,656
Accrued interest payable	36,593	36,593	15,472	15,472
We own 497 thousand Visa Inc. Class B common shares that have zero cost basis and no carrying value at September 30, 2009 and December 31, 2008. We estimate the fair value of the Visa shares to be $15.5 million at September 30, 2009 and $10.5 million at December 31, 2008. The Visa shares are not transferable until at least three years from the date of Visa’s March 2008 initial public offering, with the exception of transfers to other Class B common shareholders. We own a cost method investment in Fleet Credit Card Services, L.P with a $32.1 million carrying value at September 30, 2009 and December 31, 2008. It is not practicable to estimate the fair value of the investment in Fleet Credit Card Services, L.P. at either reporting date.
Fair Value Hierarchy
FASB guidance specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The level within the fair value hierarchy to measure the financial instrument is determined based on the lowest level input that is significant to the fair value measurement. The three levels of the fair-value hierarchy are as follows:
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
Investments Available for Sale
Investments available for sale are valued using quoted market prices in active markets, when available, and classified as Level 1 of the fair value hierarchy. Level 1 investments available for sale include investments such as U.S. Treasury securities, certain equity securities and money market funds. Investments available for sale are classified as Level 2 of the fair value hierarchy if quoted market prices are not available and fair values are estimated using quoted prices of similar securities or recently executed transactions for the securities. Level 2 investments available for sale include investments such as government agency securities, state and municipal securities, commercial paper, corporate bonds and mortgage-backed securities issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corp. Credit card asset-backed securities and the remaining mortgage and home equity line of credit-backed securities are valued based on external prices or spread data and are classified as Level 3 of the fair value hierarchy because of the lack of observable data due to market inactivity as of September 30, 2009 and December 31, 2008. Pricing services are used for valuation of all investments available for sale.
Cost Method Investments
The fair value estimate of Visa Inc. Class B common shares at September 30, 2009 and December 31, 2008 is classified as Level 3 and is based on the quoted market price of Visa’s Class A common shares, the most recent Class B conversion ratio and an estimate of a market discount for future reductions in the conversion ratio related to Visa’s membership indemnification provisions.
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
Accounts Receivable from Securitizations
Retained interests in securitizations are carried at fair value. If quoted market prices are not available, we estimate the fair values of retained interests in securitizations based on discounted cash flow analyses. Quoted market prices were not available at September 30, 2009 or December 31, 2008. See Note 7 for further discussion of the valuation of retained interests in securitizations. Since the majority of the inputs for determining the fair value of the retained interests are unobservable, we classify these financial instruments as Level 3.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008 are categorized in the tables below based upon the lowest level of significant input to the valuations. We had no liabilities measured at fair value at September 30, 2009 or December 31, 2008.

	September 30, 2009
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Investments available for sale:
U.S. Treasury and government agency securities	$8,932	$0	$0	$8,932
State and municipal securities	0	15,421	0	15,421
Corporate bonds	0	10,031	0	10,031
Asset-backed securities:
Credit card asset-backed securities	0	0	70,221	70,221
Mortgage and home equity line of credit-backed securities	0	4,340	13,535	17,875
Equity securities	8,151	0	46	8,197
Money market funds	111,797	0	0	111,797
Other	0	367	0	367
Retained interests in securitizations	0	0	5,602	5,602

Total assets measured at fair value	$128,880	$30,159	$89,404	$248,443

	December 31, 2008
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Investments available for sale:
U.S. Treasury and government agency securities	$306,309	$6,900	$0	$313,209
State and municipal securities	0	17,064	0	17,064
Commercial paper	0	8,799	0	8,799
Asset-backed securities:
Credit card asset-backed securities	0	0	281,601	281,601
Mortgage and home equity line of credit-backed securities	0	5,065	17,402	22,467
Equity securities	8,068	0	123	8,191
Money market funds	325,548	0	0	325,548
Other	0	366	0	366
Retained interests in securitizations	0	0	125,601	125,601

Total assets measured at fair value	$639,925	$38,194	$424,727	$1,102,846

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Mortgage and
	Home Equity Line	Credit Card		Retained
	of Credit-Backed	Asset-Backed	Equity	Interests in
	Securities	Securities	Securities	Securitizations	Total
Fair value at January 1, 2009	$17,402	$281,601	$123	$125,601	$424,727
Discount accretion	0	0	0	23,394	23,394
Realized loss(1)(2)	(7,011)	0	0	(147,698)	(154,709)
Unrealized gain (loss)(2)	0	0	0	44,466	44,466
Unrealized loss in other comprehensive income (loss)	5,749	8,146	(53)	0	13,842
Purchases, sales, issuances, settlements, net	(2,605)	(219,526)	(24)	(40,161)	(262,316)
Transfers in and/or out of Level 3	0	0	0	0	0

Fair value at September 30, 2009	$13,535	$70,221	$46	$5,602	$89,404

(1)	Realized loss includes $7.0 million of other-than-temporary impairment losses on mortgage and home equity line of credit-backed securities.

(2)	Realized or unrealized gains or losses on retained interests in securitizations are included in securitization income (loss) on the consolidated income statements.
We also have assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis, such as cost method investments and capitalized costs associated with the acquisition or development of internal-use software. For such assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. As a result of the closure of our business credit card accounts to future use effective May 30, 2009 and the cessation of our business credit card marketing activities, we determined that deferred origination costs, certain prepaid expenses and certain capitalized software costs used for business credit card marketing activities or that we do not plan to use for ongoing servicing were impaired with no fair value. Accordingly, the balances of these assets were written off resulting in $5.3 million of asset impairment charges in the nine months ended September 30, 2009. The fair value estimates were Level 3 estimates since they were based on judgmental estimates of cash flows associated with these assets. The asset impairment charges are classified in operating expenses on the consolidated income statement.

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
OVERVIEW
Advanta was founded in 1951 and has long been an innovator in the financial services industry. Most recently, we were one of the nation’s largest credit card issuers (through Advanta Bank Corp.) in the small business market. At this time we are not originating new business credit card accounts or funding new business credit card receivables. Today, we are the servicer for the business credit card receivables that we own on our balance sheet and also the business credit card receivables that are owned by the Advanta Business Card Master Trust. As servicer, we will continue to service and collect the amounts owed on these receivables. In the future, we may pursue other business ventures in the small business market, financial services industry or in other markets or industries.
The following table summarizes our financial results for each of the reporting periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except per share data)	2009	2008	2009	2008
Pretax income (loss)	$(79,373)	$(35,627)	$(447,659)	$1,539
Income tax expense (benefit)	(2,888)	(16,369)	34,800	(1,580)
Net income (loss)	$(76,485)	$(19,258)	$(482,459)	$3,119
Diluted net income (loss) per common share:
Class A	$(1.89)	$(0.51)	$(11.90)	$(0.02)
Class B	$(1.89)	$(0.48)	$(11.89)	$0.06
Deterioration of the U.S. economy beginning in the latter half of 2007 and the negative trends in economic conditions and disruption in the capital markets that have continued into 2009 have adversely affected our business. Although the effects of the economic recession have been widespread and significant, the impact has been more severe throughout the small business sector. We, like many small business credit card issuers and other small business lenders, have experienced deterioration in the credit performance of our customers due to the impact of the general economic downturn on small businesses. As a result of the economic downturn, the ability and willingness of our small business customers to pay amounts owed to us has been adversely affected, resulting in increases in delinquencies and charge-offs. This trend has continued along with the economic downturn into 2009. In addition, the disruption in the credit and financial markets has negatively impacted the value of certain of our investments and the securitization markets, which historically provided a significant source of funding for our business. In turn, this has impacted our funding decisions and contributed to our reported losses.
In response to the current economic environment and its negative impact on our business, results of operations and financial condition, in May 2009 we developed a plan that was designed to limit our credit loss exposure and maximize our capital and our liquidity measures. The plan we designed involved the following components: early amortization of our securitization transactions and closing all of our customers’ business credit card accounts to future use; and the execution of tender offers for the outstanding trust preferred securities issued by Advanta Capital Trust I and a portion of the Class A senior securitization notes issued by the Advanta Business Card Master Trust at prices below their par value. As discussed below, we moved forward with all aspects of our plan with the exception of the tender offer for the Class A senior securitization notes.
Early amortization of the securitization transactions began in June 2009 and effective May 30, 2009, we closed all of our customers’ business credit card accounts to future use. The combination of these events has allowed us to realize our plan objective of limiting our credit loss exposure. We also purchased approximately 10.8% of the $100 million outstanding trust preferred securities through our tender offer for the outstanding trust preferred securities. However, on June 8, 2009, Advanta Bank Corp. terminated its tender offer for the Class A senior securitization notes because it was determined that a regulatory condition to the tender offer would not be satisfied. As a result of terminating the tender offer for the Class A senior securitization notes, we will not be able to fully realize the plan objectives of maximizing both our capital and our liquidity measures and, as a result, we are now reducing our liquidity levels at Advanta Bank Corp. and implementing strategies to reduce levels of deposit liabilities, which we expect will favorably impact the capital ratios at Advanta Bank Corp. We are currently focused on collecting the receivables on our balance sheet and those that are owned by the Advanta Business Card Master Trust. We also continue to take steps to reduce and manage our expenses in this environment and to develop alternative plans and strategies that we believe would, if implemented, achieve our objectives for strengthening our capital and our liquidity measures and might allow us to continue our operations and pursue new business opportunities in the future. If we are unable to develop and implement a new business opportunity that will generate revenues and profits or to access sufficient funding for our business or a new business opportunity, or if we are unable to comply with the capital requirements of the regulatory agreements and orders described below, we may not be able to continue operations. Consequently, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the realizability of assets or the amounts of liabilities that might result from the outcome of this uncertainty.
We concluded that a deferred tax asset valuation allowance of $195.8 million was needed as of September 30, 2009 for the portion of the deferred tax asset that was not related to unrealized investment losses. This conclusion was based on our estimates of future taxable income and the level of uncertainty regarding the implementation of feasible and prudent tax planning strategies. Our income tax expense includes $28.1 million of expense for the three months ended September 30, 2009 and $195.8 million of expense for the nine months ended September 30, 2009 related to the valuation allowance.
Effective June 30, 2009, our wholly owned bank subsidiary, Advanta Bank Corp., entered into two regulatory agreements with the Federal Deposit Insurance Corporation (“FDIC”) consenting to the requirements of two cease and desist orders issued by the FDIC. Advanta Bank Corp. did not admit any wrongdoing in entering into the agreements and entered into the agreements in the interest of expediency and to avoid litigation and the costs associated therewith. The first FDIC cease and desist order places significant restrictions on Advanta Bank Corp.’s activities and operations, including its deposit-taking operations, and requires Advanta Bank Corp. to maintain a total risk-based capital ratio of at least 10% and a tier I leverage capital ratio of at least 5%. At September 30, 2009, Advanta Bank Corp.’s total risk-based capital ratio was 10.62% and its tier I leverage capital ratio was 3.73%, resulting in a tier 1 leverage capital ratio that is not in compliance with the first FDIC cease and desist order. See discussion in “Subsequent Events” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe we are in compliance with all other requirements in the first order. The first FDIC order also has the impact of requiring us to obtain the FDIC’s approval before we would be able to pursue new business opportunities through Advanta Bank Corp., however it does not limit our ability to pursue future business opportunities outside of the bank. In October 2009, Advanta Bank Corp. entered into an additional regulatory agreement with the UDFI consenting to a cease and desist order issued by the UDFI that contains provisions consistent with the first FDIC order, except that the UDFI’s order does not include the specific capital requirements that are contained in the FDIC’s first order. The second FDIC cease and desist order requires Advanta Bank Corp. to make certain restitution payments to eligible customers and pay a civil money penalty of $150 thousand. We previously took a $14 million pretax charge related to our estimate of cash back rewards program restitution in the third quarter of 2008. We recorded an additional $19 million pretax charge, classified in operating expenses, in the second quarter of 2009 related to our estimate of pricing strategies restitution under the agreement. We began making restitution payments in September 2009 and the payments were completed in October 2009. See further discussion of the regulatory agreements and orders in the “Liquidity, Capital Resources and Analysis of Financial Condition” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Effective January 1, 2009, we adopted FASB guidance regarding determining whether instruments granted in share-based payment transactions are participating securities. The guidance concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities should be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula to determine earnings per share for multiple classes of stock according to dividends declared and participation rights in undistributed earnings. The nonvested shares of Class B Common Stock issued under our stock-based incentive plan are participating securities with nonforfeitable rights to dividends. Therefore, upon the adoption of this guidance, our nonvested Class B Common Stock was included as a third class of stock for purposes of earnings per share computations. This impacted our reported earnings per Class A and Class B share. We adjusted all prior period earnings per share data presented to conform to the provisions of this guidance. The adoption of this guidance did not impact our financial position or net income.

SUBSEQUENT EVENTS
On November 8, 2009, Advanta Corp. and certain of its subsidiaries (the “Filing Subsidiaries”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (the “Bankruptcy Filing”) in the United States Bankruptcy Court for the State of Delaware. Our two bank subsidiaries, Advanta Bank Corp. and Advanta Bank, and certain other non-filing subsidiaries were not part of the Bankruptcy Filing. These subsidiaries continue to operate outside of the Bankruptcy Filing. Advanta Corp. is reviewing both existing and potential business opportunities in connection with the reorganization. For financial reporting after the Bankruptcy Filing, Advanta Corp. will adopt Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations. ASC 852 does not change the application of GAAP with respect to the preparation of our consolidated financial statements. However, it requires financial statements, for periods including and subsequent to a Chapter 11 filing, to distinguish between transactions and events that are directly associated with the reorganization and the ongoing operations of the business, as well as additional disclosures.
Advanta Corp. intends to use the reorganization process to maximize value to Advanta Corp.’s stakeholders. As of November 8, 2009, Advanta Corp. and its Filing Subsidiaries had close to $100 million of cash and cash equivalents. This represents an amount that we expect will be adequate to meet Advanta Corp.’s current obligations associated with its ongoing operations as they come due during the Chapter 11 case, including payment of employee salaries and benefits in the ordinary course of business. Over time, however, Advanta Corp. will be unable to meet all of its existing obligations without the protection of the Bankruptcy Filing. As a result of the Bankruptcy Filing, certain liabilities incurred by Advanta Corp. and its Filing Subsidiaries prior to the Bankruptcy Filing are subject to compromise. The timing of payments and the settlement amounts of liabilities subject to compromise will be determined as part of the bankruptcy process.
The Bankruptcy Filing constitutes an event of default with respect to the following debt securities: (i) Advanta Corp.’s outstanding senior unsecured debt securities in the form of RediReserve Variable Rate Certificates and Investment Notes (the “Debt Securities”); and (ii) the outstanding trust preferred securities issued to third party investors by Advanta Capital Trust I (the “Capital Securities”) which are guaranteed by Advanta Corp. Subject to certain notice and other requirements particular to the documents governing the Debt Securities and the Capital Securities, upon the occurrence of this event of default, the trustee or holders of not less than 25% in principal of the applicable securities outstanding may declare the entire unpaid principal amount immediately due and payable.
As discussed in the “Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, Advanta Bank Corp. is subject to the requirements of regulatory agreements and cease and desist orders issued by the FDIC. The first FDIC order includes specific capital requirements that must be maintained by Advanta Bank Corp. and, as discussed in the “Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, Advanta Bank Corp. was unable to comply with one of those capital requirements at September 30, 2009. Advanta Bank Corp.’s capital position is now categorized as “undercapitalized” under the applicable bank regulatory framework. As a result of being in the “undercapitalized” capital category, Advanta Bank Corp. is subject to significant restrictions on its activities and operations, many of which are consistent with the restrictions set forth in the FDIC’s first cease and desist order. In addition, Advanta Bank Corp. is required to submit a capital restoration plan to the FDIC. If the capital restoration plan is not submitted and approved or if Advanta Bank Corp. is unable to comply with the capital requirements of the FDIC’s first cease and desist order, the FDIC may take further regulatory and enforcement actions and may ultimately place Advanta Bank Corp. into FDIC receivership. If a receivership were to occur, Advanta Bank Corp.’s assets would likely be liquidated and it is unlikely that any assets or the proceeds thereof would be distributed to Advanta Corp.’s stakeholders, including the common stockholders or creditors. Advanta Corp. has determined not to make future capital contributions to Advanta Bank Corp. in order to preserve value for Advanta Corp.’s stakeholders. As a result, Advanta Bank Corp. may not be able to comply with the capital requirements of the FDIC’s first cease and desist order.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We have identified accounting for allowance for receivable losses and income taxes as our most critical accounting policies and estimates as of September 30, 2009 because they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Estimates are inherently subjective and are susceptible to significant revision as more information becomes available. Changes in estimates could have a material impact on our financial position or results of operations. These accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2008.
RESULTS OF OPERATIONS
The components of pretax (loss) income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008
Net interest income	$4,501	$22,268	$13,167	$65,403
Noninterest revenues (losses)	18,945	53,036	(123,172)	257,016
Provision for credit losses	(56,993)	(28,994)	(133,605)	(87,703)
Operating expenses	(45,826)	(81,937)	(204,049)	(233,177)

Pretax income (loss)	$(79,373)	$(35,627)	$(447,659)	$1,539

The decreases in net interest income for the three and nine months ended September 30, 2009 as compared to the same periods of 2008 were due primarily to decreases in average business credit card receivables, decreases in the average yields earned on investments due to the interest rate environment, lower average balances of retained interests in securitizations and increases in our average deposits outstanding, partially offset by decreases in average debt balances and decreases in the average cost of funds on deposits resulting from the interest rate environment. For the nine months ended September 30, 2009, the impact of these factors was partially offset by an increase in average investments and increases in yields earned on retained interests in securitizations in the first six months of 2009 reflecting increases in discount rates in the credit market environment.
Noninterest revenues (losses) include securitization income (loss), servicing revenues, interchange income, investment gains or losses and other revenues, and are reduced by rewards costs. Noninterest revenues decreased for the three and nine months ended September 30, 2009 as compared to the same periods of September 30, 2008 due primarily to the closure of our customers’ accounts to future use effective May 30, 2009 that resulted in lower interchange income, lower business credit card fee revenues and lower servicing revenues, partially offset by lower rewards costs. For the nine months ended September 30, 2009 as compared to the same period of 2008, noninterest revenues also decreased due to securitization losses resulting from increasing delinquencies and charge-offs on securitized receivables, the early amortization of our securitization transactions and the closure of our customers’ accounts to future use. Noninterest revenues for the nine months ended September 30, 2009 include an $8.6 million gain on extinguishment of debt and $7.0 million of other-than-temporary losses related to credit recognized on certain of our investment securities. Noninterest revenues in 2008 include investment gains on sales of MasterCard Incorporated shares of $5.4 million for the three months ended September 30, 2008 and $24.3 million for the nine months ended September 30, 2008, and a $13.4 million gain on the redemption of Visa Inc. shares for the nine months ended September 30, 2008. Noninterest revenues for the three and nine months ended September 30, 2008 include a $14 million charge related to our estimate of cash back rewards program restitution. See “Liquidity, Capital Resources and Analysis of Financial Condition” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of Advanta Bank Corp.’s regulatory agreements.
The increases in provision for credit losses for the three and nine months ended September 30, 2009 as compared to the same periods of 2008 were due primarily to increases in delinquency and net principal charge-off rate trends, partially offset by a decrease in average owned business credit card receivables. See “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed discussion and a table of credit quality data.
Operating expenses decreased for the three and nine months ended September 30, 2009 as compared to the same periods of 2008 due primarily to cost reduction measures implemented in 2009 resulting in lower headcount, the cessation of business credit card marketing activities in May 2009, and lower receivable transaction activity and a lower number of accounts. Operating expenses included severance and related costs associated with workforce reductions of $7.9 million for the three months ended September 30, 2009 and $20.2 million for the nine months ended September 30, 2009. Operating expenses for the nine months ended September 30, 2009 include $19.0 million of expense for pricing strategies restitution associated with Advanta Bank Corp.’s regulatory agreement with the FDIC, and $5.3 million of asset impairment charges resulting from the closure of our customers’ accounts to future use effective May 30, 2009 and the cessation of our business credit card marketing activities.
The following table provides key statistical information on our business credit card receivables. Credit quality statistics for the business credit card receivables are included in the “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008
Average owned receivables	$702,036	$858,331	$646,849	$1,006,859
Average securitized receivables	$2,615,209	$5,030,299	$3,600,505	$5,147,465
Customer transaction volume:
Merchandise sales	$(5)	$2,940,685	$3,847,791	$8,835,663
Balance transfers	0	97,304	108,647	457,393
Cash usage	0	249,489	409,741	904,246

Total customer transaction volume	$(5)	$3,287,478	$4,366,179	$10,197,302
New account originations	0	18,581	4,509	111,944
Average number of active accounts(1)	441,902	897,138	634,593	929,640
Ending number of accounts at September 30	394,454	1,206,580	394,454	1,206,580

(1)	Active accounts are defined as accounts with a balance at month-end. Active account statistics do not include charged-off accounts. The statistics reported above are the average number of active accounts for the three and nine months ended September 30.
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
INTEREST INCOME AND EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008
Interest income	$30,393	$51,009	$98,187	$152,325
Interest expense	25,892	28,741	85,020	86,922
The decreases in interest income for the three and nine months ended September 30, 2009 as compared to the same periods of 2008 were due primarily to decreases in average business credit card receivables, decreases in the average yields earned on investments due to the interest rate environment and lower average balances of retained interests in securitizations. For the nine months ended September 30, 2009, the impact of these factors was partially offset by an increase in average investments, and increases in yields earned on retained interests in securitizations in the first six months of 2009 reflecting increases in discount rates in the credit market environment.
The decreases in interest expense for the three and nine months ended September 30, 2009 as compared to the same periods of 2008 were due primarily to decreases in average debt balances and decreases in the average cost of funds on deposits resulting from the interest rate environment, partially offset by increases in our average deposits outstanding. We increased our level of deposit funding through the fourth quarter of 2008 to generate additional liquidity in response to continued turmoil in the economy and capital markets resulting in higher average deposits for the three and nine months ended September 30, 2009 as compared to the same periods of 2008. Average deposits increased $330 million for the three months ended September 30, 2009 and $483 million for the nine months ended September 30, 2009 as compared to the same periods of 2008. In the third quarter of 2009 as a result of terminating the tender offer for the Class A securitization notes, we began reducing our liquidity levels at Advanta Bank Corp. and implementing strategies to reduce levels of deposits, which we expect will favorably impact the capital ratios at Advanta Bank Corp. As a result, we expect to have lower average deposits in future periods as compared to the average for the three months ended September 30, 2009.

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
INTEREST RATE ANALYSIS AND AVERAGE BALANCES

	Three Months Ended September 30,
	2009			2008
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Owned receivables:
Business credit cards(1)	$702,036	$28,164	15.92%	$858,331	$30,940	14.34%
Other receivables	8,290	84	4.05	7,739	91	4.71

Total receivables	710,326	28,248	15.78	866,070	31,031	14.25
Investments(2)	1,721,115	2,035	0.47	1,744,834	10,556	2.37
Retained interests in securitizations	5,183	110	8.48	212,239	9,422	17.76

Total interest-earning assets(3)	2,436,624	$30,393	4.95%	2,823,143	$51,009	7.17%
Noninterest-earning assets	408,987			394,888

Total assets	$2,845,611			$3,218,031

Interest-bearing liabilities:
Deposits	$2,341,003	$21,321	3.61%	$2,011,206	$22,227	4.40%
Debt	155,739	2,390	6.09	225,334	3,565	6.29
Subordinated debt payable to preferred securities trust	92,290	2,181	9.45	103,093	2,317	8.99
Other borrowings	1	0	0.70	25,195	632	9.82

Total interest-bearing liabilities	2,589,033	$25,892	3.97%	2,364,828	$28,741	4.84%
Noninterest-bearing liabilities	188,852			266,532

Total liabilities	2,777,885			2,631,360
Stockholders’ equity	67,726			586,671

Total liabilities and stockholders’ equity	$2,845,611			$3,218,031

Net interest spread			0.98%			2.33%
Net interest margin			0.73%			3.14%

(1)	Interest income includes late fees for owned business credit card receivables of $1.4 million for the three months ended September 30, 2009 and $1.9 million for the same period of 2008.

(2)	Includes federal funds sold, interest-bearing deposits and investments available for sale.

(3)	Includes assets held and available for sale and nonaccrual receivables.

	Nine Months Ended September 30,
	2009			2008
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Owned receivables:
Business credit cards(1)	$646,849	$62,959	13.01%	$1,006,859	$97,633	12.95%
Other receivables	8,217	249	4.06	7,604	278	4.89

Total receivables	655,066	63,208	12.90	1,014,463	97,911	12.89
Investments(2)	2,011,495	11,585	0.76	1,438,091	28,446	2.60
Retained interests in securitizations	64,686	23,394	48.22	216,939	25,972	15.96

Total interest-earning assets(3)	2,731,247	$98,187	4.80%	2,669,493	$152,329	7.60%
Noninterest-earning assets	485,100			440,656

Total assets	$3,216,347			$3,110,149

Interest-bearing liabilities:
Deposits	$2,430,550	$70,370	3.87%	$1,947,129	$67,746	4.65%
Debt	175,439	7,316	5.58	220,433	10,488	6.36
Subordinated debt payable to preferred securities trust	98,938	6,780	9.14	103,093	6,951	8.99
Other borrowings	20,958	554	3.49	25,651	1,737	8.90

Total interest-bearing liabilities	2,725,885	$85,020	4.17%	2,296,306	$86,922	5.05%
Noninterest-bearing liabilities	197,687			222,105

Total liabilities	2,923,572			2,518,411
Stockholders’ equity	292,775			591,738

Total liabilities and stockholders’ equity	$3,216,347			$3,110,149

Net interest spread			0.63%			2.55%
Net interest margin			0.64%			3.27%

(1)	Interest income includes late fees for owned business credit card receivables of $3.7 million for the nine months ended September 30, 2009 and $5.8 million for the same period of 2008.

(2)	Includes federal funds sold, interest-bearing deposits and investments available for sale.

(3)	Includes assets held and available for sale and nonaccrual receivables.

PROVISION AND ALLOWANCE FOR RECEIVABLE LOSSES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008
Provision for credit losses	$56,993	$28,994	$133,605	$87,703
Provision for interest and fee losses	6,903	5,004	27,173	15,422
The increases in the provision for credit losses and the provision for interest and fee losses for the three and nine months ended September 30, 2009 as compared to the same periods of 2008 were due primarily to increases in delinquency and net principal charge-off rate trends, partially offset by a decrease in average owned business credit card receivables of $156 million for the three months ended September 30, 2009 and $360 million for the nine months ended September 30, 2009, each as compared to the same period of 2008. The deterioration in credit performance has been broad-based across industries, geographic regions and origination vintages in our receivable portfolio. The increasing delinquency and charge-off rates for the three and nine months ended September 30, 2009 as compared to the same periods of 2008 reflect the economic recession and its negative impact on the small business sector, as well as the composition of the portfolio after the closure of accounts to future use effective May 30, 2009. After the closure of accounts and the subsequent monthly cycle’s payments, the remaining receivable balances were comprised primarily of balances from customers who typically revolved their credit lines that have relatively higher risk as compared to customers who typically paid their balances in full each month. The continued impact of the economic recession on small business could cause these trends to worsen. In addition, our credit losses could continue to increase if more of our customers become unwilling to continue to make payments as a result of the closure of our customers’ accounts to future use.
We have a seller’s interest in the securitization trust that is an undivided interest in the principal receivables in the trust and represents the amount of principal receivables in the trust not allocated to investors. The seller’s interest does not meet the GAAP criteria for sale accounting and is classified as receivables on the consolidated balance sheets. The seller’s interest does not provide credit enhancement to the securitized receivables. Our allowance methodology for owned receivables considers the level of losses inherent in the receivables in the securitization trust that will be attributed to our seller’s interest at the time of account charge-off, as well as losses inherent in the receivables we own on our balance sheet that are not in the securitization trust. These estimates require us to establish assumptions about principal payment rates, delinquencies, and collections in order to estimate the allocation of future losses between investors in the trust and our seller’s interest. In accordance with the trust’s operating documents, losses are allocated proportionally between the seller’s interest and the investors based on an allocation percentage that is determined each month using the relative proportion of the investor note balances to total receivable balances in the trust. Our estimate of the portion of losses that will be allocated to our owned receivables considers estimated changes in the seller’s interest relative proportionate interest in the securitization trust due to the impact of the realization of the amounts due from the securitization trust. In accordance with the trust’s operating documents, balances included in amounts due from the securitization trust do not have credit losses allocated to them. During the early amortization period for the Advanta Business Card Master Trust, our seller’s interest receives its proportionate share of interest and fee revenue based on the ratio of its principal balances to the principal balances owned by the trust. This ratio is adjusted monthly. The same ratio is used to allocate credit losses to the seller’s interest to ensure that the seller’s interest does not absorb more than its proportionate share of credit losses. The seller’s interest receives payments of principal based on a percentage which is equal to the greater of 0% or 100% minus the ratio of (x) the investor principal balances at the start of the early amortization for the notes not paid in full or otherwise reduced to zero to (y) the principal balances owned by the trust. This ratio is also adjusted monthly and each time a tranche of securitization notes is paid in full or otherwise reduced to zero. Generally, the calculation of this ratio used to allocate principal collections will result in all of the trust’s principal collections being allocated to securitization noteholders for a period of time. We do not expect our seller’s interest to receive principal collections again until after all of the Class A securitization noteholders have been paid in full.
The allowance for receivable losses on business credit card receivables was $105.8 million as of September 30, 2009 as compared to an allowance of $102.7 million as of December 31, 2008. The allowance was 12.70% as a percentage of owned receivables at September 30, 2009 as compared to the allowance of 20.31% of owned receivables at December 31, 2008. Due to the closure of our customers’ accounts to future use effective May 30, 2009, the allowance at September 30, 2009 reflects an estimate of losses inherent in a static pool of closed-end loans. The decrease in the allowance for receivable losses as a percentage of owned receivables reflects a decrease in the percentage of receivables 90 days or more delinquent that resulted from the acceleration of net principal charge-offs associated with a change in charge-off policy effective June 2009 discussed below, partially offset by an increase in the number of customers that became delinquent. As a result of closing our customers’ accounts and related changes in our charge-off policy, our assessment of the time period for a credit loss to be realized has been reduced.
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
The following table provides credit quality data as of and for the periods indicated for our owned business credit card receivable portfolio, including a summary of allowances for receivable losses, delinquencies, nonaccrual receivables, accruing receivables past due 90 days or more, and net principal charge-offs. Due to the closure of our customers’ accounts to future use effective May 30, 2009, we believe that our asset quality statistics are no longer comparable to the same statistics for prior periods or to the similar statistics of other small business or consumer credit card issuers. In addition, the credit quality data as of and for the period ended September 30, 2009 reflects the impact of the change in charge-off policy discussed above.

	September 30,	December 31,	September 30,
($ in thousands)	2009	2008	2008
Allowance for receivable losses	$105,829	$102,700	$90,657
Receivables 30 days or more delinquent	107,333	52,997	51,661
Receivables 90 days or more delinquent	26,512	24,132	24,531
Nonaccrual receivables	26,974	9,688	11,194
Accruing receivables past due 90 days or more	24,075	22,166	22,203
As a percentage of receivables:
Allowance for receivable losses	12.70%	20.31%	12.48%
Receivables 30 days or more delinquent	12.88	10.48	7.11
Receivables 90 days or more delinquent	3.18	4.77	3.38
Nonaccrual receivables	3.24	1.92	1.54
Accruing receivables past due 90 days or more	2.89	4.38	3.06
Net principal charge-offs for the year-to-date period ended September 30 and December 31	$129,625	$89,056	$64,964
As a percentage of average receivables (annualized)	26.72%	9.62%	8.60%
Net principal charge-offs for the three months ended September 30 and December 31	$34,094	$24,092	$22,839
As a percentage of average receivables (annualized)	19.43%	14.09%	10.64%
SECURITIZATION INCOME (LOSS)
We sold business credit card receivables through securitizations accounted for as sales under GAAP. We continue to own and service the accounts that generated the securitized receivables. Our retained interests in securitizations entitle us to the excess spread on the securitized receivables, if any. Excess spread represents income-related cash flows on securitized receivables net of noteholders’ interest, servicing fees and credit losses. Monthly excess spread percentages on all series of noteholder principal balances for the three months ended September 30, 2009 and 2008 were as follows:

	July 2009	Aug. 2009	Sept. 2009	July 2008	Aug. 2008	Sept. 2008
Monthly excess spread percentages	(8.72)%	(5.40)%	(9.13)%	4.39%	6.42%	4.47%
Early amortization for our securitization transactions began in June 2009 after the AdvantaSeries three-month average excess spread amount was not maintained at a level greater than $0, which was a trigger for early amortization. See the “Off-Balance Sheet Arrangements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
Securitization income (loss) was as follows:

($ in thousands)	2009	2008
Three months ended September 30	$3,490	$(8,673)
Nine months ended September 30	(235,434)	12,932
The securitization loss for the nine months ended September 30, 2009 was due primarily to increases in net principal charge-off and delinquency rates on securitized receivables and the closure of our customers’ accounts to future use effective May 30, 2009 that reduced our cash flows on retained interests in securitizations in subsequent periods and reduced our estimates of future cash flows. The trends in net principal charge-off and delinquency rates on securitized receivables are similar to those on owned receivables described in the “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Income-related cash flows on securitized receivables did not exceed the other components of the excess spread in recent months, and we expect the negative spread levels to continue. Due to the negative spread levels, our par values of cash collateral and subordinated trust assets were reduced by an aggregate of $147.7 million in the nine months ended September 30, 2009 as the balances were used as credit enhancement for securitization noteholders. At September 30, 2009, the cash collateral account had no balance and no fair value. The subordinated trust assets also had no par value at September 30, 2009, but had an estimated fair value of $5.6 million representing the present value of future interest cash flows on the assets, discounted using a risk-adjusted discount rate. The retained interest-only strip’s fair value was estimated as zero at both December 31, 2008 and September 30, 2009. The aggregate reduction in estimated fair value of retained interests in securitizations, including both realized losses and changes in unrealized losses, was $103.2 million for the nine months ended September 30, 2009. Securitization loss for the nine months ended September 30, 2009 also includes a $69.9 million unfavorable change in estimate of amounts of accrued interest and fees on securitized receivables that are realizable, which was needed as a result of the early amortization of our securitization transactions and closure of our customers’ accounts to future use. Securitization loss for the nine months ended September 30, 2009 includes $78.6 million of loss related to interchange cash flows used as credit enhancement. However, this has no net impact on pretax loss since interchange income on the consolidated income statements includes interchange fees on both owned and securitized business credit cards.
Securitization income for the three months ended September 30, 2009 is comprised of a $573 thousand net unrealized gain on subordinated trust assets and a $2.8 million favorable accrued interest and fees on securitized receivables adjustment, which represents a change in estimate of amounts that will be realized on-balance sheet throughout the amortization period. The subordinated trust asset net unrealized gain for the three months ended September 30, 2009 was due primarily to an increase in the expected duration of interest cash flows and a decrease in the risk-adjusted discount rate resulting from changes in market conditions for securities considered to have a similar risk profile.
Securitization income in 2008 includes net unfavorable valuation adjustments to retained interests in securitizations of $19.6 million for the three months ended September 30, 2008 and $15.6 million for the nine months ended September 30, 2008. The unfavorable valuation adjustments in 2008 were due primarily to an increase in discount rates resulting from the credit market environment and a decrease in estimated cash flows resulting from an increase in estimated future credit losses on securitized receivables, partially offset by higher yields, each as compared to estimates as of December 31, 2007.
SERVICING REVENUES
Servicing revenues were as follows:

($ in thousands)	2009	2008
Three months ended September 30	$11,688	$24,483
Nine months ended September 30	50,588	74,940
The decreases in servicing revenues for the three and nine months ended September 30, 2009 as compared to the same periods of 2008 were due to decreased volume of securitized business credit card receivables.
GAIN ON EXTINGUISHMENT OF DEBT
In June 2009, we purchased $10.8 million of the $100 million outstanding trust preferred securities issued by Advanta Capital Trust I through a tender offer that expired on June 15, 2009. The purchase price was $2.2 million and holders who tendered will not receive any accrued and unpaid distributions. The purchased trust preferred securities were exchanged for a like amount of the related subordinated debt payable to the preferred securities trust issued by Advanta Corp. and we retired such trust preferred securities and the related subordinated debt in June 2009. We recognized a gain on the extinguishment of the subordinated debt payable to the preferred securities trust of $8.6 million in the nine months ended September 30, 2009. The gain is net of $571 thousand of costs associated with the tender offer.

OTHER REVENUES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008
Investment securities gains (losses), net:
The Reserve Primary Fund	$1,384	$(1,042)	$524	$(1,042)
Other-than-temporary impairment losses	(418)	0	(7,011)	0
Visa Inc.	0	0	0	13,408
MasterCard Incorporated	0	5,428	0	24,251
Venture capital investments	0	0	(53)	(2)
Other	667	0	667	99

Investment securities gains (losses), net	1,633	4,386	(5,873)	36,714
Customer referral fees	1,487	0	2,544	0
Business rewards	191	(7,580)	(13,700)	(21,106)
Cash back rewards	(30)	(30,718)	(22,421)	(61,383)
Interchange income (loss)	(71)	67,822	88,933	204,097
Earnings on investment in Fleet Credit Card Services, L.P.	0	843	94	938
Balance transfer and cash usage fees	0	1,338	1,488	6,202
Other business credit card fees	173	904	981	3,009
Other, net	384	231	1,071	673

Total other revenues, net	$3,767	$37,226	$53,117	$169,144

The decreases in interchange income, rewards costs, balance transfer, cash usage and other business credit card fees for the three and nine months ended September 30, 2009 as compared to the same periods of 2008 were due to the closure of our customers’ accounts to future use effective May 30, 2009. In addition, we had lower transaction volume and a lower number of active accounts through May 2009 as compared to prior periods. The lower transaction volume and lower number of active accounts resulted from our initiatives designed to manage risk exposure, including fewer new account originations and lower promotional activities prior to our decision to close the customers’ accounts.
In connection with the closure of our customers’ accounts to future use, we discontinued our cash back and business reward programs and we redeemed substantially all of the remaining reward balances for our customers in the third quarter of 2009. Any remaining balances will be redeemed in the fourth quarter. The rewards costs include the impact of the changes in estimate of the rates and costs of redemptions associated with the discontinuance of the programs. Changes in estimates of business rewards increased other revenues $200 thousand for the three months ended September 30, 2009 as compared to a decrease in other revenues of $250 thousand for the three months ended September 30, 2008, and decreased other revenues $1.9 million for the nine months ended September 30, 2009 as compared to an increase in other revenues of $450 thousand for the nine months ended September 30, 2008. Cash back rewards costs for the three and nine months ended September 30, 2008 include a $14 million charge related to our estimate of cash back rewards program restitution. See “Liquidity, Capital Resources and Analysis of Financial Condition” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of Advanta Bank Corp.’s regulatory agreements.
At September 30, 2009, we had a $3.6 million receivable in other assets related to September 2008 redemption orders submitted to The Reserve Primary Fund, a money market fund investment. The net asset value of The Reserve Primary Fund declined below $1.00 per share on September 16, 2008, the day following our redemption request. Due to a large number of redemption requests, the fund received an SEC order suspending redemptions and postponing payment for shares that had already been submitted for redemption. The fund made partial distributions to shareholders in 2008 and 2009. We received $37.3 million of our redemption proceeds through September 30, 2009, and received an additional $809 thousand in October 2009. The timing of the receipt of the remaining $2.8 million of estimated proceeds from the Reserve Primary Fund is uncertain and is subject to the orderly disposition of the fund’s securities and the resolution of pending and threatened claims that may affect the fund’s assets. There is uncertainty as to whether the fund’s loss will be allocated to shareholders that redeemed on September 15, 2008 and there is also uncertainty as to the level of fund assets that will be used to satisfy ongoing costs and expenses, legal fees, and pending or threatened claims against the fund or the fund’s assets. Since our proceeds from the redemption may be less than the redemption price of $1.00 per share, we recorded an estimated loss on the redemption of $1.0 million in 2008. We update our estimate each time additional disclosures are made by the fund’s management. We reduced the receivable and recorded an additional $860 thousand loss on the redemption in the first quarter of 2009. In the three months ended September 30, 2009, we increased our estimate of proceeds and the related receivable by $1.4 million, for a net increase in the receivable of $524 thousand for the nine months ended September 30, 2009.
We do not expect to recover the entire amortized cost basis of certain of our investment securities based on our projections of future cash flows and accordingly have recorded the impairment related to credit as other-than-temporary impairment losses for the three and nine months ended September 30, 2009. See discussion in “Valuation of Financial Instruments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Investment securities gains for the three and nine months ended September 30, 2009 include $667 thousand of gains realized on the sale of U.S. Treasury securities. Investment securities gains for the three months ended September 30, 2008 included a $5.4 million realized gain on the sale of MasterCard Incorporated shares. Investment securities gains for the nine months ended September 30, 2008 include $24.3 million of realized gains on sales of MasterCard Incorporated shares and a $13.4 million realized gain on the redemption of Visa Inc. shares. The gain on Visa Inc. shares was related to Visa’s initial public offering and share redemption in March 2008. As of September 30, 2009, we own 497 thousand Visa Inc. Class B common shares that have zero cost basis and no book value. We have no remaining MasterCard Incorporated shares as of September 30, 2009.
As part of our efforts to assist customers during the account closure process, on June 4, 2009, we entered into an agreement with American Express Travel Related Services Company, Inc. to extend an invitation for certain of our customers to apply for an American Express card account. We are generally entitled to payment of a fee for each account opened by American Express for the specified customers, subject to the satisfaction of certain conditions. We earned customer referral fees associated with this agreement of $1.5 million for the three months ended September 30, 2009 and $2.5 million for the nine months ended September 30, 2009.
We account for our investment in Fleet Credit Card Services, L.P. using the cost method and recognize dividend distributions from net accumulated earning as income. There were no earnings from this investment for the three months ended September 30, 2009 and earnings were lower for the nine months ended September 30, 2009 as compared to the same period of 2008 because the partnership did not distribute dividends in the three months ended September 30, 2009.
OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008
Salaries and employee benefits	$18,015	$24,028	$65,285	$83,674
External processing	6,156	11,207	24,128	28,672
Credit	3,885	6,079	16,325	11,531
Professional fees	2,959	6,616	11,746	18,265
Deposit insurance	2,942	636	6,672	1,151
Occupancy	2,529	2,680	7,553	7,729
Equipment	2,434	3,645	10,230	10,606
Fraud	1,704	1,554	5,654	5,111
Insurance	1,670	912	3,584	2,400
Visa indemnification	(1,418)	1,636	(1,418)	(3,865)
Marketing	1,186	9,820	12,900	23,221
Telephone	897	1,107	3,083	2,838
Postage	842	1,535	3,820	4,664
Travel and entertainment	793	1,487	2,465	3,350
Impairment of assets	0	0	5,328	0
Amortization of deferred origination costs, net	0	6,865	3,728	27,056
Restitution associated with pricing strategies	0	0	19,000	0
Other	1,232	2,130	3,966	6,774

Total operating expenses	$45,826	$81,937	$204,049	$233,177

In July 2008, we commenced a reduction of workforce in connection with initiatives to outsource business processes within the areas of information technology, customer service, collections, and accounting and finance. In the first quarter of 2009, we reduced our workforce by approximately 300 employees, or 35%, and in the third quarter of 2009, we further reduced our workforce by approximately 200 employees, or 50%, each in order to reduce staffing to levels more commensurate with our current activities and receivable portfolio size. These workforce reductions were substantially complete as of September 30, 2009. We expect to pay the severance and related costs within twelve months of the severance dates.
Salaries and employee benefits decreased for the three and nine months ended September 30, 2009 as compared to the same periods of 2008 due primarily to cost reduction measures implemented in the first and third quarters of 2009 resulting in lower headcount. The decrease for the nine months ended September 30, 2009 also is due to lower incentive compensation expense that resulted from a change in estimate of incentives related to the 2008 performance year. Severance and related costs for the workforce reductions described above are included in salaries and employee benefits expense and were $7.9 million for the three months ended September 30, 2009, $20.2 million for the nine months ended September 30, 2009 and $453 thousand for the three and nine months ended September 30, 2008.
External processing fees decreased for the three and nine months ended September 30, 2009 as compared to the same periods of 2008 due primarily to reduced receivable transaction activity and a lower number of accounts. External processing fees for the three and nine months ended September 30, 2009 include $1.0 million of expense associated with a third party agreement reached in October 2009. See “Contingencies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
Credit expense decreased for the three months ended September 30, 2009 as compared to the same period of 2008 due primarily to the netting of certain out-of-pocket recovery costs against gross recovery proceeds collected for the securitized receivables, which reduced our collections costs. Credit expense increased for the nine months ended September 30, 2009 as compared to the same period of 2008 due primarily to the increased use of third parties as part of our receivable collection initiatives.
Professional fees decreased for the three and nine months ended September 30, 2009 as compared to the same periods of 2008 due primarily to the decreased use of external consultants for profitability and marketing initiatives.
Deposit insurance expense increased for the three months ended September 30, 2009 as compared to the same period of 2008 due primarily to increases in our FDIC deposit insurance assessment rate that increased our deposit insurance costs. Deposit insurance expense increased for the nine months ended September 30, 2009 as compared to the same period of 2008 due primarily to higher deposit insurance costs resulting from higher levels of deposits for the nine months ended September 30, 2009 as compared to the same period of 2008, and an increase in the FDIC’s insurance assessment rates in 2009. Deposit insurance costs for the nine months ended September 30, 2009 also include a $1.4 million special assessment as of June 30, 2009 that was applicable to all insured depository institutions.
Equipment expense decreased for the three and nine months ended September 30, 2009 as compared to the same periods of 2008 due to reduced use of software related to profitability and marketing initiatives that resulted in lower license fees and maintenance costs.
Insurance expense increased for the three and nine months ended September 30, 2009 as compared to the same periods of 2008 due primarily to an increase in our insurance premium rates resulting from our increased risk profile and a general increase in the risk profile of financial service companies in the current economic environment.
See “Contingencies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of expenses and benefits related to our Visa indemnification obligation.
Marketing expense decreased for the three and nine months ended September 30, 2009 as compared to the same periods of 2008 due to reduced business credit card marketing activities through May 2009 in response to economic conditions, and the cessation of business credit card marketing activities in May 2009. The decrease in business credit card marketing expenses for the nine months ended September 30, 2009 as compared to the same period of 2008 was partially offset by increased costs associated with sponsorship activities relating to cultural and sporting events and activities relating to the retail investment note program.
As a result of the closure of our customers’ accounts to future use effective May 30, 2009 and the cessation of our business credit card marketing activities, we determined that deferred origination costs, certain prepaid expenses and certain capitalized software costs used for business credit card marketing activities or that we do not plan to use for ongoing servicing were impaired with no fair value. Accordingly, the balances of these assets were written off resulting in $5.3 million of asset impairment charges in the nine months ended September 30, 2009.
We discontinued amortization of deferred origination costs effective June 1, 2009 and wrote off the remaining balance as part of the asset impairment charge described above. Amortization of deferred origination costs, net, decreased for the three and nine months ended September 30, 2009 as compared to the same periods of 2008 since there was no amortization after May 2009 and due to the lower number of new account originations through May 2009 as compared to prior periods.
We recorded $19.0 million of expense in the nine months ended September 30, 2009 for pricing strategies restitution associated with Advanta Bank Corp.’s regulatory agreement with the FDIC. See “Liquidity, Capital Resources and Analysis of Financial Condition”

section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of Advanta Bank Corp.’s regulatory agreements.
CONTINGENCIES
In October 2009, Advanta Corp. and certain current or former executive officers of Advanta Corp., were named as defendants in a purported class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania alleging violations of federal securities laws. This lawsuit was brought on behalf of Steamfitters Local 449 Pension Fund and all other similarly situated stockholders who purchased Advanta Corp. Class A and/or Class B Common Stock between October 31, 2006 and November 27, 2007 (the “Class Period”). The complaint generally alleges that the defendants made false and misleading statements regarding Advanta Corp.’s business and financial results, which allegedly caused the plaintiff and other members of the purported class to purchase shares of Advanta Corp. Class A and Class B Common Stock at inflated prices during the Class Period. The lawsuit seeks unspecified damages. We intend to vigorously defend this matter and believe that the allegations are without merit.
In October 2009, Advanta Corp. and certain of its directors and current or former officers were named as defendants in a purported class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania alleging violations of the Employee Retirement Income Security Act (“ERISA”). This lawsuit was brought on behalf of Matthew A. Ragan and all other similarly situated persons who were participants in or beneficiaries of the Advanta Corp. Employee Stock Ownership Plan and/or the Advanta Corp. Employee Savings Plan (the “Plans”) and whose Plan investments included Advanta Corp. common stock at any time between October 31, 2006 and the present (the “Class Period”). The complaint generally alleges that the defendants breached their fiduciary duties by, among other things, failing to prudently manage the Plans’ investments in Advanta Corp. securities and by failing to avoid inherent conflicts of interest resulting in losses to the Plans. The lawsuit seeks compensation for the Plans’ losses in an unspecified amount. We intend to vigorously defend this matter and believe that the allegations are without merit.
Advanta Corp. is a member of Visa U.S.A. Inc. (“Visa USA”) and owns shares of Visa Inc. Class B common stock. Our membership in Visa USA and our ownership interest in Visa Inc. (“Visa”) are related primarily to our former consumer credit card business, which we exited in 1998. Visa completed its initial public offering in March 2008 and set aside $3 billion of the proceeds in a litigation escrow account to fund litigation judgments or settlements that have occurred or may occur related to specified litigation matters between Visa and third parties. Advanta Corp. and its subsidiaries are not named as defendants in the specified litigation matters. However, to the extent Visa’s litigation escrow is not sufficient to satisfy the specified litigation matters, the members of Visa USA to varying extents may be required to fund certain losses incurred by Visa in connection with those matters due to member indemnification provisions within Visa USA’s bylaws. In 2007, we recorded a $12.0 million reserve associated with our contingent obligation to Visa USA related to the specified litigation matters between Visa and third parties. In March 2008, we increased the reserve by $577 thousand based on increases in litigation reserves disclosed by Visa. Also in March 2008, we reduced the liability by $6.1 million for our proportionate share of the amounts funded by Visa in the litigation escrow account. On October 27, 2008, Visa reached a settlement with Discover Financial Services related to an antitrust lawsuit. The Discover lawsuit was one of the specified litigation matters subject to member indemnification provisions. We recorded a $1.6 million reserve effective September 30, 2008 associated with our contingent obligation to Visa USA for our proportionate share of the amount of the Discover settlement in excess of amounts previously funded in the litigation escrow account. In August 2009, we reduced the liability by $1.4 million for our proportionate share of additional amounts funded by Visa in the litigation reserve account. We classified the $1.4 million reduction in indemnification reserves for the three and nine months ended September 30, 2009 and the $3.9 million net reduction in indemnification reserves for the nine months ended September 30, 2008 as benefits to operating expenses. The $1.6 million increase in indemnification reserves for the three months ended September 30, 2008 was classified as an operating expense. The indemnification reserve for our contingent obligation to Visa USA was $4.5 million at September 30, 2009 and $5.9 million at December 31, 2008. Pretax income for the nine months ended September 30, 2008 includes a $13.4 million gain on the redemption of Visa shares in other revenues.
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
As of March 31, 2009, we had interest-bearing deposits pledged as collateral for payment obligations under contracts with certain third parties in the ordinary course of business. In June 2009, one of the third parties withdrew $29.2 million from the interest-bearing deposit account asserting that our decision to close our customers’ accounts to future use effective May 30, 2009 triggered an automatic termination provision and that a termination fee in that amount was due. We did not believe that an automatic termination was triggered or that a termination fee was due under the terms of the contract and we recorded a $29.2 million receivable from the third party. In October 2009, we reached an agreement with the third party and $28.2 million of the total was returned to us. The receivable was classified in other assets on the consolidated balance sheet as of September 30, 2009. We recognized $1.0 million of expense associated with this agreement effective September 30, 2009.
INCOME TAXES
Income tax expense (benefit) was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008
Income tax expense (benefit)	$(2,888)	$(16,369)	$34,800	$(1,580)
Effective tax expense (benefit) rate	(3.6)%	(46.0)%	7.8%	(102.7)%
Income tax expense and the effective tax rate for the nine months ended September 30, 2009 reflect the impact of establishing a valuation allowance of $195.8 million. In the three months ended September 30, 2009, we increased the valuation allowance by $28.1 million. Included in the income tax expense for the nine months ended September 30, 2009 is a 0.2% benefit due to favorable settlements and changes in judgment associated with prior period uncertain tax positions as compared to a 104.3% benefit for the same period of 2008. For the three months ended September 30, 2009, there was no benefit to the effective tax rate associated with settlements and changes in judgment related to prior period uncertain tax positions as compared to a 0.4% benefit for the same period of 2008.
In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. We concluded that a valuation allowance of $195.8 million was needed as of September 30, 2009 for the portion of the deferred tax asset that was not related to unrealized investment losses. This conclusion was based on our estimates of future taxable income and the level of uncertainty regarding the implementation of feasible and prudent tax planning strategies. Our future income tax expense will be reduced to the extent of decreases in our valuation allowance. A valuation allowance was not deemed necessary for the deferred tax asset related to the unrealized investment losses as the realization of this component of the deferred tax asset is not dependent on future taxable income.
We have an ownership interest in Fleet Credit Card Services, L.P. related to our exit from the consumer credit card business in 1998. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. was not subject to income tax. As of September 30, 2009, the cumulative gain on transfer of consumer credit card business and our deficit capital account in Fleet Credit Card Services, L.P. on a tax basis for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2009, we had $2.1 billion of securitized receivables, $2.0 billion of which were off-balance sheet. As of December 31, 2008, we had $4.5 billion of securitized receivables, $4.1 billion of which were off-balance sheet. We hold certain securitized receivables on-balance sheet in the form of subordinated trust assets that are a component of retained interests in securitizations and certain AdvantaSeries Class A notes issued in our 2008 securitizations that were purchased by one of our bank subsidiaries and are classified as investments available for sale. Our investments available for sale included AdvantaSeries Class A notes with a fair value of $70.2 million as of September 30, 2009 and $281.6 million as of December 31, 2008. We had $168.5 million of accounts receivable from securitizations on our balance sheet as of September 30, 2009 and $301.1 million as of December 31, 2008. Accounts receivable from securitizations include amounts due from the securitization trust, accrued interest and fees on securitized receivables and retained interests in securitizations. Our business credit card receivables on the consolidated balance sheet include our undivided interest in the principal receivables in the trust (seller’s interest) of $730 million as of September 30, 2009 and $377 million as of December 31, 2008.
Early amortization for our securitization transactions began in June 2009 after the AdvantaSeries three-month average excess spread amount was not maintained at a level greater than $0, which was a trigger for early amortization. The early amortization resulted in the end of the revolving periods prior to the expected dates. In an early amortization, the securitization noteholders are paid as payments on the securitized receivables are received from customers. In order to eliminate the potential negative liquidity impact of early amortization, we closed our customers’ accounts to future use effective May 30, 2009. The early amortization of our securitization transactions and closing our customers’ accounts had a negative impact on the value of our retained interests in securitizations and accrued interest and fees on securitized receivables. In May 2009, Standard & Poor’s and Moody’s Investor Service lowered the ratings of the AdvantaSeries notes issued by the Advanta Business Card Master Trust. Due to the closure of our customers’ accounts, we do not expect to need replacement funding for any securitizations or to use securitizations as a source of funding.
Our recourse or credit risk in off-balance sheet securitized receivables is limited to the amount of our retained interests in securitizations, which serve as credit enhancement to the noteholders’ interests in the securitized receivables. At the time of securitization, we retained an interest in securitized receivables in the form of subordinated trust assets, cash collateral accounts and retained interest-only strips. We had $5.6 million of retained interests in securitizations at September 30, 2009 and $125.6 million at December 31, 2008. The fair values of retained interests in securitizations are dependent upon the performance of the underlying securitized receivables, market-driven interest rates and market credit spreads. Our retained interests in securitizations entitle us to the excess spread on the receivables, if any. Excess spread represents income-related cash flows on securitized receivables (interest, interchange, recoveries and fees) net of noteholders’ interest, servicing fees and credit losses. Due to the closure of our customers’ accounts to future use effective May 30, 2009, there will be no future cash flows or income from interchange in future periods. Income-related cash flows on securitized receivables did not exceed the other components of the excess spread in recent months, and we expect the negative spread levels to continue. As a result, the fair value of our retained interest-only strip and cash collateral accounts were estimated as zero at September 30, 2009 and the estimated fair value of our subordinated trust assets was reduced significantly to $5.6 million.
See “Securitization Income” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of income (loss) related to securitizations. See Note 7 to the consolidated financial statements for the key assumptions used in estimating the fair value of retained interests in securitizations for the three and nine months ended September 30, 2009 and 2008.
The following table summarizes securitization data including income and cash flows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008
Average securitized receivables	$2,615,209	$5,030,299	$3,600,505	$5,147,465
Securitization income (loss)	3,490	(8,673)	(235,434)	12,932
Discount accretion	110	9,422	23,394	25,972
Interchange income	(80)	58,267	78,602	171,511
Servicing revenues	11,688	24,483	50,588	74,940
Proceeds from new securitizations	0	0	125,000	318,025
Proceeds from collections reinvested in revolving-period securitizations	0	2,860,791	2,867,245	7,994,045
Cash flows received on retained interests	570	64,637	113,066	257,223
In June 2009, the FASB amended its guidance regarding accounting for transfers of financial assets and consolidation of variable interest entities. The amended guidance eliminates the concept of qualifying special-purpose entities, so all special-purpose entities must be analyzed for consolidation. It requires consolidation if an entity has both power to direct the activities of the special-purpose entity that most significantly impact its economic performance and receives benefits or absorbs losses that are potentially significant to the special-purpose entity. We expect that the implementation of this guidance effective January 1, 2010 will result in the consolidation of our securitization trust and consequently, our off-balance sheet receivables and the related liability to securitization noteholders would be reported on our balance sheet. As of September 30, 2009, we had $2.1 billion of securitized receivables, $2.0 billion of which were off-balance sheet. We are currently evaluating what impact that consolidation will have on our financial position and results of operations. The adoption could have a significant detrimental impact on the regulatory capital levels of Advanta Bank Corp.
See “Contingencies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of our contingent indemnification obligation related to Advanta Corp.’s membership in Visa USA.

MARKET RISK SENSITIVITY
We measure our interest rate risk using a rising rate scenario and a declining rate scenario. The impact of these scenarios on net interest income was determined as of September 30, 2009 utilizing a gap analysis which segregates rate-sensitive assets and liabilities into relative re-pricing timeframes. As of December 31, 2008, we used a third party net interest income simulation software model to measure our interest rate risk. We discontinued using this third-party model in the third quarter of 2009 due to the changes in our business. At both dates, both increasing and decreasing rate scenarios assume an instantaneous shift in interest rates and measure the corresponding change in estimated net interest income as compared to a base case scenario that includes management’s current expectations of future interest rate movements. The scenarios assume that interest rates cannot be less than zero and that interest rates on all rate-sensitive assets move upward by the specified sensitivity. Given the current low interest rate environment and the current pricing structure of our receivables, the September 30, 2009 scenarios assume that most of our receivables are not rate sensitive. We estimated that our net interest income would change as follows over a twelve-month period:

	September 30,	December 31,
	2009	2008
Estimated percentage increase (decrease) in net interest income on owned assets:
Assuming 200 basis point increase	1.2%	334%
Assuming 200 basis point decrease	(0.1)%	62%
Changes in the composition of our balance sheet and the interest rate environment have impacted the results of the net interest income sensitivity analyses as of September 30, 2009 as compared to December 31, 2008. Our net interest income increases in a rising rate scenario at both reporting dates because of the asset sensitive position of our balance sheet in that the yields earned on our interest-earning deposits, investment portfolio and rate-sensitive receivables adjust sooner than the rates paid on our deposits and debt. The percentage increase in owned net interest income at December 31, 2008 in a rising rate scenario was more significant than the increase at September 30, 2009 due primarily to a lower base case net interest income projection at December 31, 2008. Our net interest income decreases in a decreasing rate scenario as of September 30, 2009 as compared to an increase as of December 31, 2008 because in the current interest rate environment, the benefits of interest rate floors embedded in the pricing of our receivables is greatly reduced. Our net interest income increased in a decreasing rate scenario at December 31, 2008 since at that date, a 200 basis point decline in rates resulted in benefits from deposit and debt funding costs that outweighed the detriment to interest income.
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
LIQUIDITY, CAPITAL RESOURCES AND ANALYSIS OF FINANCIAL CONDITION
Due to the early amortization of our securitization transactions and closure of our customers’ accounts to future use effective May 30, 2009, we project our liquidity to be adequate to fund Advanta Bank Corp.’s outstanding liabilities. In addition to Advanta Bank Corp.’s liabilities, we have liabilities at Advanta Corp. and other subsidiaries and, depending on future events, there can be no assurance that we will have adequate liquidity to satisfy all of our obligations in all circumstances. See discussion in “Subsequent Events” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. We increased our levels of liquidity in 2008 in response to continued turmoil in the economy and capital markets. In the third quarter of 2009 as a result of terminating the tender offer for the Class A securitization notes, we began reducing our liquidity levels at Advanta Bank Corp. and implementing strategies to reduce levels of deposit liabilities, which we expect will favorably impact the capital ratios at Advanta Bank Corp. At September 30, 2009, Advanta Bank Corp. had liquid assets of $29.3 million of cash and $1.2 billion of unrestricted interest-bearing deposits. Advanta Bank Corp. had $120.2 million of investments available for sale at September 30, 2009 that could be sold or borrowed against to generate additional liquidity. At September 30, 2009, Advanta Corp. (parent only) had $112.9 million of investments available for sale that could be sold or borrowed against to generate additional liquidity. Total stockholders’ equity of Advanta Bank Corp. was $95.0 million at September 30, 2009.
Owned receivables increased from $414.8 million at December 31, 2008 to $734.1 million at September 30, 2009. Amounts due from the securitization trust are a component of accounts receivable from securitizations. Amounts due from the securitization trust increased from $65.0 million at December 30, 2008 to $158.4 million at September 30, 2009. The increases in both owned receivables and amounts due from the securitization trust are due to the early amortization of our securitization transactions that began in June 2009. The balance of the amounts due from the securitization trust of $158.4 million at September 30, 2009 is comprised of three components: $3.5 million of servicing fees disbursed to us in October 2009; $62 thousand of accrued interest due on Class D notes owned by the Company which was paid to us in October 2009; and $154.8 million of investor principal collections that were subsequently disbursed to Class A securitization noteholders in October 2009. We include the $154.8 million in our assets at

September 30, 2009 as an amount due from the securitization trust because when the investor principal collections are disbursed to the investors in the following month, the balance of our seller’s interest will grow in a like amount. Our seller’s interest is a component of owned receivables. Since the balances of securitized receivables and amounts of monthly investor principal collections will continue to decline, we expect owned receivables and amounts due from the securitization trust to decline in future periods as compared to the balances at September 30, 2009.
Servicing fees are paid from the investor’s portion of collections of finance charges and fees, after interest payments are made to Class A and Class B securitization noteholders. Accrued interest on Class D notes is paid from the investor’s portion of collections of finance charges and fees, after interest payments are made to Class A noteholders, Class B noteholders, Class C noteholders and the servicing fees are paid.
During the early amortization period for the Advanta Business Card Master Trust, our seller’s interest receives its proportionate share of interest and fee revenue based on the ratio of its principal balances to the principal balances owned by the trust. This ratio is adjusted monthly. The same ratio is used to allocate credit losses to the seller’s interest to ensure that the seller’s interest does not absorb more than its proportionate share of credit losses. The seller’s interest receives payments of principal based on a percentage which is equal to the greater of 0% or 100% minus the ratio of (x) the investor principal balances at the start of the early amortization for the notes not paid in full or otherwise reduced to zero to (y) the principal balances owned by the trust. This ratio is also adjusted monthly and each time a tranche of securitization notes is paid in full or otherwise reduced to zero. Generally, the calculation of this ratio used to allocate principal collections will result in all of the trust’s principal collections being allocated to securitization noteholders for a period of time. We do not expect our seller’s interest to receive principal collections again until after all of the Class A securitization noteholders have been paid in full.
As shown on the consolidated statements of cash flows, our operating activities used $122.7 million of cash in the nine months ended September 30, 2009 due primarily to operating expenses, interest expense and costs of rewards programs, partially offset by servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables. For the nine months ended September 30, 2008, our operating activities generated $173.8 million of cash due primarily to excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables. These cash inflows were partially offset by increases in receivables held for sale in excess of proceeds from receivables sold in the period, operating expenses, interest expense and costs of rewards programs. As discussed above, we expect to fund continuing operations with existing liquidity.
In May 2009, Standard & Poor’s and Moody’s Investor Service lowered the ratings of the AdvantaSeries notes issued by the Advanta Business Card Master Trust. In the second quarter of 2009, Standard & Poor’s, Moody’s Investor Service and Fitch Ratings lowered their ratings on Advanta Corp. In July 2009, Standard & Poor’s withdrew its ratings on Advanta Corp. In October 2009, Fitch Ratings withdrew its ratings on Advanta Corp. We do not expect to access the unsecured institutional debt markets or the securitization markets and these changes have no impact on our funding or funding plans.
Our components of funding were as follows:

	September 30, 2009		December 31, 2008
($ in thousands)	Amount	%	Amount	%
Deposits	$2,082,899	89	$2,541,406	75
Debt	141,478	6	206,598	6
Other borrowings	0	0	50,000	1
Subordinated debt payable to preferred securities trust	92,290	4	103,093	3
Equity	31,961	1	507,361	15

Total	$2,348,628	100%	$3,408,458	100%

Effective June 30, 2009, Advanta Bank Corp. entered into two regulatory agreements with the FDIC consenting to the requirements of two cease and desist orders issued by the FDIC. Advanta Bank Corp. did not admit any wrongdoing in entering into the agreements and entered into the agreements in the interest of expediency and to avoid litigation and the costs associated therewith. The first FDIC cease and desist order places restrictions on the bank’s use of its cash assets, payments of dividends, entering into transactions that would materially alter the bank’s balance sheet composition and taking of brokered deposits, and it requires the maintenance of a total risk-based capital ratio of at least 10% and a tier I leverage capital ratio of at least 5%. Advanta Corp. contributed $5.0 million of capital to Advanta Bank Corp. in the three months ended September 30, 2009 and $17.5 million in the six months ended June 30, 2009. At September 30, 2009, Advanta Bank Corp.’s total risk-based capital ratio was 10.62% and its tier I leverage capital ratio was 3.73%, resulting in a tier 1 leverage capital ratio that is not in compliance with the first FDIC cease and desist order. See discussion in “Subsequent Events” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe we are in compliance with all other requirements in the first order. We have submitted to the FDIC, as required by the order, a strategic plan related to the bank’s deposit-taking operations and deposit insurance that provides for the termination of the bank’s deposit-taking operations and deposit insurance after the bank’s deposits are repaid in full, which is anticipated to take several years. The agreement does not in any way restrict Advanta Bank Corp. from continuing to service its credit card accounts and managed receivables, including those that are owned by the Advanta Business Card Master Trust. Specifically, under the order, Advanta Bank Corp. must continue to perform its obligations as servicer for the business credit card receivables that we own on our balance sheet and those that are owned by the Advanta Business Card Master Trust. In addition, all customer bank deposits remain fully insured to the fullest extent permissible by law. The first FDIC order also has the impact of requiring us to obtain the FDIC’s approval before we would be able to pursue new business opportunities through Advanta Bank Corp., however it does not limit our ability to pursue future business opportunities outside of the bank. In October 2009, Advanta Bank Corp. entered into an additional regulatory agreement with the UDFI consenting to a cease and desist order issued by the UDFI that contains provisions consistent with the first FDIC order, except that the UDFI’s order does not include the specific capital requirements that are contained in the FDIC’s first order.
Advanta Bank Corp.’s second FDIC cease and desist order relates to alleged unsafe or unsound banking practices associated with alleged violations of consumer protection and banking laws. The FDIC alleged, among other things, that some of Advanta Bank Corp.’s marketing of certain cash back reward programs for its business credit cards and practices related to the pricing strategies of certain of its business credit card accounts violated Section 5 of the Federal Trade Commission Act and that Advanta Bank Corp. also violated certain adverse action notification requirements in connection with the pricing strategies of certain of its business credit card accounts. Under the second order, Advanta Bank Corp. must make certain restitution payments to eligible customers and pay a civil money penalty of $150 thousand. We previously took a $14 million pretax charge related to our estimate of cash back rewards program restitution in the third quarter of 2008. We recorded an additional $19 million pretax charge, classified in operating expenses, in the second quarter of 2009 related to our estimate of pricing strategies restitution under the agreement. We began making restitution payments in September 2009 and the payments were completed in October 2009. We funded both the rewards and repricing strategy restitution payments with existing liquidity.
Our deposits decreased $458.5 million, or 18%, from December 31, 2008 to September 30, 2009. After the termination of the tender offer for the Class A senior securitization notes in June 2009, as part of our strategies to reduce levels of deposit liabilities we substantially decreased the rates offered on new and maturing time deposits and on our money market demand accounts. Consistent with the requirements of the first FDIC order, we further decreased rates offered during the third quarter. As a result, we experienced a decrease in the retention rates on maturing deposits and minimal new deposit originations. In addition to the time deposits that matured as scheduled during the third quarter, we had a limited amount of accelerated deposit maturities due to an early redemption marketing campaign targeted at depositors whose deposits were maturing before the end of the first quarter of 2010.
Our debt balances, which represent our senior unsecured debt securities in the form of RediReserve Variable Rate Certificates and Investment Notes, decreased $65.1 million, or 32%, from December 31, 2008 to September 30, 2009. The decrease since December 31, 2008 is due primarily to a decrease in retention rates during the period and the curtailment of new originations during the third quarter. Since July 2009, we have not been offering our RediReserve Variable Rate Certificates or Investment Notes and as a result no maturing debt balances have been retained and no new debt balances have been originated. We currently do not have an effective registration statement to allow for the offer and sale of RediReserve Variable Rate Certificates or Investment Notes.
At December 31, 2008, we had a $50 million borrowing in connection with a secured borrowing agreement that used business credit card receivables at a nonbank subsidiary as collateral. The borrowing was repaid and the agreement was terminated in March 2009.
Our bank subsidiaries are eligible to borrow from the Federal Reserve’s Discount Window. Such borrowings would be overnight borrowings, would be secured by receivables or investments and would be subject to a credit review by the Federal Reserve. We may choose to use Discount Window borrowings at Advanta Bank Corp. as an alternative short-term funding source in future periods.
In June 2009, we purchased $10.8 million of the $100 million outstanding trust preferred securities issued by Advanta Capital Trust I through a tender offer that expired on June 15, 2009. The purchase price was $2.2 million and holders who tendered will not receive any accrued and unpaid distributions. The purchased trust preferred securities were exchanged for a like amount of the related subordinated debt payable to the preferred securities trust issued by Advanta Corp. and we retired such trust preferred securities and the related subordinated debt in June 2009. We recognized a gain on the extinguishment of the subordinated debt payable to the preferred securities trust of $8.6 million in the nine months ended September 30, 2009. The gain is net of $571 thousand of costs associated with the tender offer.
In April 2009, we elected to defer the semi-annual interest payments on the subordinated debt payable to the preferred securities trust issued by Advanta Corp. and as a consequence, interest payments on the trust preferred securities issued by Advanta Capital Trust I are also being deferred. The terms of the trust preferred securities provide that no dividends can be declared or paid on Advanta Corp.’s common or preferred stocks during the deferral periods. We have suspended payment of dividends on our common and preferred stocks.
As of September 2009, we are no longer in compliance with the continued listing requirements for The NASDAQ Global Select Market. Our common stock classes (Class A and Class B) are separately deficient as a result of each having closing bid prices below the $1.00 minimum requirement for 30 consecutive business days. This requirement is provided for in Marketplace Rules 5450 and 5460. We can regain compliance related to this requirement on either or both stock classes if, at any time before March 15, 2010, the closing bid price is at or above the $1.00 minimum for at least ten consecutive business days. Each common stock class will be separately measured for compliance. During this time, both classes of stock will continue to be listed and traded on the Global Select Market of NASDAQ. In addition to the foregoing, NASDAQ may use its discretionary authority under its Marketplace rules which allow it to suspend or terminate the listing of a company that has filed for protection under any provision of the federal bankruptcy laws, even though the Company’s securities otherwise meet all enumerated criteria for continued listing on NASDAQ.
VALUATION OF FINANCIAL INSTRUMENTS
Effective January 1, 2008, we adopted FASB guidance regarding fair value measurements for all financial assets and liabilities and for nonfinancial assets and liabilities measured at fair value on a recurring basis. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement also establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value based on whether the inputs to those valuation techniques are observable or unobservable, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The initial adoption of the FASB guidance did not have a material impact on our financial position or results of operations. There are no material assets or liabilities recognized or disclosed at fair value for which we have not applied the provisions of the FASB guidance. See Note 19 to the consolidated financial statements for further discussion of the fair value hierarchy.
In April 2009, the FASB issued guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying transactions that are not orderly. The guidance concerns how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. The guidance also provides identifying circumstances that indicate a transaction is not orderly. In addition, the guidance requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The adoption of this guidance was effective for Advanta for the quarter ending June 30, 2009 and did not have a significant impact on our financial position or results of operations.
In April 2009, the FASB issued guidance regarding recognition and presentation of other-than-temporary impairments. This guidance amended the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing intent and ability indicator. Under the guidance, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the entity is not expected to recover the entire amortized cost basis of the security. Additionally, the guidance changes the presentation of an other-than-temporary impairment in the income statement for those impairments. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. This guidance was effective for Advanta for the quarter ended June 30, 2009 and as discussed further below, we recognized other-than-temporary impairment losses as of June 30, 2009 and September 30, 2009.
In August 2009, the FASB issued guidance that clarified existing guidance on measuring liabilities at fair value. Among other things, the guidance clarifies how the price of a traded debt security should be considered in estimating the fair value on the issuer’s liability. We do not expect the adoption of this guidance effective October 1, 2009 to have a material impact on our financial position or results of operations.
When available, we generally use quoted market prices to determine fair value and classify the financial instrument in Level 1. In cases where quoted market prices for similar financial instruments are available, we utilize these inputs for valuation techniques and classify the financial instrument in Level 2. We use pricing services for valuation of all investments available for sale. Fair values for retained interests in securitizations are based on estimates using discounted cash flows, if quoted market prices are not available. Quoted market prices were not available for retained interests in securitizations at the reporting dates. Fair value estimates of retained interests in securitizations are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. Financial instruments for which unobservable inputs are significant to their fair value measurement are classified as Level 3 in the fair value hierarchy. Level 3 assets at September 30, 2009 and December 31, 2008 include credit card asset-backed securities, certain mortgage and home equity line of credit-backed securities and retained interests in securitizations.

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
We validated the prices obtained from our primary pricing service as of September 30, 2009 and December 31, 2008 for credit card asset-backed securities and mortgage and home equity line of credit-backed securities classified as Level 3. For our mortgage and home equity line of credit-backed securities classified as Level 3, we obtained a second price from an alternate pricing service, or non-binding quotes from one or more brokers if the alternate pricing service did not provide a price for a given security. If the alternate pricing service did not provide a price for a given security and more than one broker price was obtained for that security, the average of the broker prices obtained was used to validate the price obtained from the pricing service. For our credit card asset-backed securities classified as Level 3, we obtained a second price from an alternate pricing service. Based on the results of these analyses, we concluded that the Level 3 valuations were reasonable estimates and no adjustments were made to the prices provided by the pricing service.
We had one credit card asset-backed security at September 30, 2009, which was purchased in 2008 and was issued in our AdvantaSeries Class A 2008-A3 securitization. Our credit card asset-backed security is classified as a Level 3 asset at September 30, 2009. This asset had a fair value of $70.2 million at September 30, 2009 and it represented 29% of investments available for sale and 28% of total assets measured at fair value. The credit card asset-backed security was in a loss position at September 30, 2009 and has been in a loss position since the third quarter of 2008. The $72.4 million par value of the AdvantaSeries 2008-A3 note had an unrealized loss of $2.2 million. The unrealized loss was due to the ongoing difficulties in the asset-backed securities market that created turmoil in the capital markets, negative performance trends of receivables in the Advanta Business Card Master Trust and the early amortization of our securitization transactions in June 2009. In May 2009, the ratings on this security were downgraded by Standard & Poor’s from AA to BBB- and by Moody’s Investor Service from Baa2 to Ba2. The unrealized loss on this credit card asset-backed security was not deemed to be an other-than-temporary impairment loss at September 30, 2009 since based on the amount of credit enhancement in the form of subordinated tranches, we expect to collect all amounts due according to the contractual terms. We do not intend to sell this security and it is more likely than not that we will not be required to sell this security before recovery of its amortized cost, which may be maturity. Therefore, the unrealized loss was reported in other comprehensive income, net of income taxes, but did not impact reported earnings.
We own seventeen mortgage and home equity line of credit-backed securities totaling $13.5 million that are classified as Level 3 assets at September 30, 2009. Level 3 mortgage and home equity line of credit-backed securities represented 6% of investments available for sale and 5% of total assets measured at fair value as of September 30, 2009. Substantially all of the mortgage and home equity line of credit-backed securities in our investment portfolio are floating rate and are backed by subprime residential mortgage loans or subprime home equity loans. The fair values of our investments in mortgage and home equity line of credit-backed securities declined in the second half of 2007, in 2008 and again in 2009 due to the difficulties in the subprime mortgage industry that created turmoil in the capital markets. We evaluate the decline in the fair value of our investment securities to determine whether the decline in value is other than temporary. See Note 4 to the consolidated financial statements for a description of our evaluation process.
Through September 2009, we recognized $7.0 million of other-than-temporary impairment losses on seven of the seventeen mortgage or home equity line of credit-backed securities due to the expectation that we will not recover the total amount of amortized cost. The securities had significant unrealized losses for approximately 29 months associated with the disruption in the market for these types of securities. The other-than-temporary impairment losses are classified in other revenues on the consolidated income statements. At September 30, 2009, these securities represent 41% of the fair value of our mortgage and home equity line of credit-backed securities backed by subprime residential mortgage loans or subprime home equity loans. These securities were rated from AAA to CCC by Standard & Poor’s, from Ba1 to Caa2 by Moody’s Investor Service, or the equivalent from other rating agencies, after taking into account the downgrade of four of these investments by at least one rating agency in the third quarter of 2009.
The unrealized losses of the remaining ten of the seventeen mortgage or home equity line of credit-backed securities were not deemed to be other-than-temporary impairment losses. Therefore, the unrealized losses were reported in other comprehensive income, net of income taxes, but did not impact reported earnings. The amounts of unrealized losses per individual mortgage or home equity line of credit-backed security at September 30, 2009 were as follows: one security with a loss of $1.5 million, five securities with a loss between $100 thousand and $499 thousand and four securities with losses less than $100 thousand. At September 30, 2009, these securities represent 59% of the fair value of our mortgage and home equity line of credit-backed securities backed by subprime residential mortgage loans or subprime home equity loans. Seven of these securities were rated from AAA to AA by Standard & Poor’s, from Aaa to Aa2 by Moody’s Investor Service, or the equivalent from other rating agencies, and their ratings are unchanged since they were acquired, and three were rated from AAA to BB- by Standard & Poor’s, from Aa2 to B3 by Moody’s Investor Service, or the equivalent from other rating agencies, after taking into account the downgrade of one of these investments by at least one rating agency in the third quarter of 2009.
Our retained interests in securitizations are classified as Level 3 assets at September 30, 2009. Retained interests in securitizations had a fair value of $5.6 million at September 30, 2009 and represented 2% of total assets measured at fair value. Changes in the fair value of retained interests in securitizations are classified as securitization income (loss) on the consolidated income statements. See “Securitization Income (Loss)” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for discussion of realized losses and changes in unrealized losses on retained interests in securitizations for the three and nine months ended September 30, 2009 and 2008. During the three and nine months ended September 30, 2009, the market for subordinated tranches of credit card asset-backed securities was disrupted and inactive, limiting the number of observable market transactions available to us to benchmark appropriate risk-adjusted discount rate assumptions for our retained interest valuations. At September 30, 2009, we determined the risk-adjusted discount rate by reference to available market data for securities considered to have similar or higher risk profiles.
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
We have included or incorporated by reference in this Quarterly Report on Form 10-Q statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, other written or oral communications provided by Advanta from time to time may contain “forward-looking statements.” Forward-looking statements are not historical facts but instead are based on certain assumptions by management and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and among other things may relate to: our future business plans and prospects, including our plan designed to limit our credit loss exposure and to strengthen our capital and our liquidity measures; anticipated earnings (loss) per share; anticipated delinquencies and charge-offs; anticipated interest yields; expected cost of funds; anticipated payment rates of outstanding loans; anticipated operating expenses; estimated values of and anticipated cash flows from our retained interests in securitizations; compliance with regulatory agreements and requirements; the value of the investments that we hold; income tax uncertainties; realizability of our net deferred tax asset; expected levels of liquidity and capital; anticipated outcome and effects of litigation and contingencies; and other future expectations of Advanta. Forward-looking statements are often identified by words or phrases such as “is anticipated,” “are expected to,” “are estimated to be,” “intend to,” “designed to,” “believe,” “will likely result,” “projected,” “may,” “we envision,” or other similar words or phrases.
Forward-looking statements are subject to various assumptions, risks and uncertainties which change over time, and speak only as of the date they are made. We undertake no obligation to update any forward-looking information. However, any further disclosures made on related subjects in our subsequent reports filed with the SEC, including our Reports on Forms 10-K, 10-Q and 8-K, should be consulted. We caution readers that any forward-looking statement provided by us is not a guarantee of future performance and that actual results may be materially different from those in the forward-looking information. In addition, future results could be materially different from historical performance. We have identified below some important factors that could cause our actual results to differ materially from our forward-looking statements:
(1)	our ability to comply with the cease and desist orders and regulatory agreements and the risk of further regulatory enforcement or other actions if we are not able to comply;

(2)	our ability to implement new business activities and opportunities or pursue strategies for maximizing our capital and our liquidity measures, including, if applicable, our ability to obtain regulatory approval for any of the foregoing;

(3)	our ability to continue as a going concern and the effects of our filing for bankruptcy protection on Advanta Corp. and the interests of our creditors, equity holders and other constituents;

(4)	political conditions, social conditions, monetary and fiscal policies and general economic and other environmental conditions, including the impact of the ongoing disruption in the capital markets and deterioration of the U.S. economy, as well as the potential for further deterioration and disruption, and the impact of these factors on delinquencies, charge-offs, the value of and ability to realize expected returns on our investments, our future business opportunities and other results of operations;

(5)	the impact of early amortization and closing of our customers’ accounts on delinquencies, charge-offs, payment rates and cash flows from receivables;

(6)	interest rate and credit spread fluctuations;

(7)	our ability to achieve our expected level of operating cost reductions;

(8)	factors affecting our level of liquidity, including our ability to access adequate sources of funding and our ability to monetize our investments;

(9)	factors affecting our ability to implement our plans to limit our credit loss exposure and strengthen our capital and our liquidity measures;

(10)	government regulation of banking and finance businesses, including the effects of and changes in the level of scrutiny, regulatory requirements and regulatory initiatives, certain mandatory and possibly discretionary actions by state and federal regulators, restrictions and limitations imposed by banking laws, regulators, examinations and reviews, and the effects of, and changes in, regulatory policies, guidance, interpretations and initiatives and agreements between us and our regulators;

(11)	effect of, and changes in, tax laws, rates, regulations and policies;

(12)	effect of legal and regulatory developments relating to the legality of certain business methods, practices and policies of credit card issuers and the ultimate resolution of industry-related judicial proceedings relating to the legality of certain interchange rates;

(13)	relationships with customers, significant vendors and business partners;

(14)	our ability to identify, develop and implement new business opportunities and activities, including difficulties or delays in the development, acquisition, production, testing and marketing of products and services, the ability and cost to obtain intellectual property rights or a failure to implement new products or services when anticipated;

(15)	factors affecting our net interest income;

(16)	the performance of the securitized receivables, including credit losses, yields and payment rates, that may impact the returns earned on our seller’s interest in the Advanta Business Card Master Trust and the AdvantaSeries Class A note held in our investment portfolio;

(17)	the effects of changes in accounting policies or practices as may be required by changes in U.S. generally accepted accounting principles;

(18)	the impact of the purported securities fraud and ERISA class action lawsuits filed during October 2009 and other litigation, and the impact of legal, regulatory, administrative or other claims, investigations or proceedings including judgments, settlements and actual or anticipated insurance recoveries for costs or judgments; and

(19)	the proper design and operation of our disclosure controls and procedures.
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
An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to class action lawsuits and other litigation as well as legal, regulatory, administrative and other claims, investigations or proceedings arising in the ordinary course of business or discontinued operations. See Note 10 of the Notes to Consolidated Financial Statements set forth in “Item 1. Financial Statements” in Part I of this report which is incorporated herein by reference. For a discussion of previously reported legal proceedings, see Part I, Item 3. Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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
We filed for protection under chapter 11 of the Bankruptcy Code on November 8, 2009. There is no guarantee that we will successfully emerge from bankruptcy. During our chapter 11 proceedings, we are subject to the risks and uncertainties associated with bankruptcy, including the following:

•	our ability to prosecute, confirm and consummate a plan of reorganization which has not yet been proposed as of the date of this filing;

•	actions and decisions of our creditors and other third parties who have interests in our chapter 11 proceedings may be inconsistent with our plans;

•	our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 proceedings from time to time;

•	risks associated with the potential for prolonged chapter 11 proceedings, including the risk that amounts available for distribution to stakeholders will be reduced;

•	our ability to retain management and other key employees;

•	our ability to maintain contracts that are critical to our operations;

•	risks associated with transactions outside the ordinary course of business being subject to prior approval of the Bankruptcy Court; and

•	risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a chapter 11 trustee or to convert the chapter 11 bankruptcy to a chapter 7 proceeding.

As a result of the chapter 11 proceedings, the realization of our assets and the liquidation of our liabilities are subject to greater uncertainty. Actions required to be taken by us in accordance with a plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in our historical consolidated financial statements. Our historical consolidated financial statements do not include any adjustments to the reported amounts of assets or liabilities that might be necessary as a result of a plan of reorganization.
Because of the risks and uncertainties associated with our chapter 11 proceedings, the ultimate impact that events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified and there is substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern depends on our ability to develop and successfully implement a new business plan and become profitable in the future. Currently, our business consists of the servicing of the business credit card receivables we own on our balance sheet and those that are owned by the Advanta Business Card Master Trust. In order to continue as a going concern we may need to successfully implement a new business plan that will generate revenues and profits in the future. There can be no assurance that we will be able to do that. In this connection, our bank subsidiary, Advanta Bank Corp., is subject to the requirements of two cease and desist orders issued by the FDIC and one cease and desist order issued by the Utah Department of Financial Institutions (“UDFI”). For further discussion of the regulatory agreements and orders, see Note 14 to the consolidated financial statements. Our continued operations may depend on Advanta Bank Corp.’s ability to comply with the requirements of the cease and desist orders. As discussed in the risk factor immediately following this one and elsewhere in this Form 10-Q, we believe that Advanta Bank Corp. is currently in compliance with all of the requirements of the cease and desist orders with the exception of one of the capital requirements contained in the first FDIC cease and desist order. Among other things, the cease and desist orders have the impact of requiring us to obtain the approval from the FDIC and the UDFI before we would be able to pursue new business opportunities through Advanta Bank Corp., although they do not limit our ability to pursue future business opportunities outside of the bank. In addition, the first FDIC order provides that Advanta Bank Corp. terminate its deposit-taking activities and deposit insurance after payment of its existing deposits, unless it submits a plan for the continuation of its deposit-taking operations and deposit insurance that is approved by the FDIC. If Advanta Bank Corp. is unable to obtain approval from the FDIC to continue its deposit-taking operations it could reduce new business opportunities it might want to pursue. Also, while we do not anticipate funding our operations through increasing Advanta Bank Corp. deposits in the immediate future, if Advanta Bank Corp. is unable to obtain approval from the FDIC to continue its deposit taking operations, we may need to find alternative sources of funding at some point in the future. If we are unable to develop and implement a new business plan that will generate sufficient revenues and profits or if we are unable to access sufficient funding for new business opportunities, we may not be able to continue as a going concern. Although we continue to develop alternative plans and strategies that might allow us to continue our operations and pursue new business opportunities in the future, if we are not able to successfully implement these plans and strategies, we may not be able to continue as a going concern. For further discussion of the impact of the regulatory agreements and orders on our business, financial condition and results of operations, cease and desist orders, see the risk factor immediately following this one.
Advanta Bank Corp. may be subject to additional regulatory or enforcement actions and could ultimately be placed into conservatorship or receivership. On October 30, 2009, the Bank filed its Call Report for the quarterly period ended September 30, 2009 with the FDIC. The Call Report shows that at September 30, 2009 the Bank’s total risk-based capital ratio was 10.62% and its tier I leverage capital ratio was 3.73%. The tier I leverage capital ratio is below the level required by the FDIC’s first cease and desist order. Advanta Bank Corp.’s capital position is now categorized as “undercapitalized” under the applicable bank regulatory framework. As a result of being in the “undercapitalized” capital category, Advanta Bank Corp. is subject to significant restrictions on its activities and operations. In addition, Advanta Bank Corp. is required to submit a capital restoration plan to the FDIC. If the capital restoration plan is not submitted and approved or if Advanta Bank Corp. is unable to comply with the capital requirements of the FDIC’s first cease and desist order, the FDIC may take further regulatory and enforcement actions and could ultimately place Advanta Bank Corp. into FDIC receivership. If a receivership were to occur, Advanta Bank Corp.’s assets would likely be liquidated and we expect that Advanta Corp. could suffer a complete loss of the value of its investment in Advanta Bank Corp.; it is unlikely that any assets or the proceeds thereof would be distributed to Advanta Corp.’s stakeholders, including the common stockholders or creditors. Total stockholders’ equity of Advanta Bank Corp. was $95.0 million at September 30, 2009. If Advanta Bank Corp. were to be placed into conservatorship or receivership, in addition to losing the value of our ownership interest in Advanta Bank Corp. and any value associated therewith, Advanta Corp. could be exposed to claims by the FDIC and the UDFI. See Note 2 to the consolidated financial statements for discussion of subsequent events.
Advanta Bank Corp. recently consented to cease and desist orders issued by the FDIC and the UDFI that place restrictions on the operations and activities of Advanta Bank Corp. and may limit our ability to pursue new business opportunities through Advanta Bank Corp. If Advanta Bank Corp. is not able to comply with the requirements of the cease and desist orders it could have a material adverse effect on our business, financial condition and results of operations. Effective June 30, 2009, Advanta Bank Corp. entered into two agreements with its primary federal banking regulator, the FDIC, consenting to the provisions of two cease and desist orders issued by the FDIC that are sometimes referred to in this Form 10-Q as the “First Order” and the “Second Order.” The first FDIC cease and desist order (the “First Order”) places significant restrictions on Advanta Bank Corp.’s operations and activities, including its deposit-taking operations, and may also limit Advanta Bank Corp.’s ability to pursue new business opportunities in the future. Pursuant to the First Order, Advanta Bank Corp. must continue to perform its obligations as servicer for the business credit card receivables that we own on our balance sheet and those that are owned by the Advanta Business Card Master Trust. In compliance with the First Order, Advanta Bank Corp. has submitted to the FDIC a strategic plan related to its deposit-taking operations and deposit insurance that provides for the termination of Advanta Bank Corp.’s deposit-taking operations and deposit insurance after Advanta Bank Corp.’s deposits are repaid in full, which is anticipated to take a few years. The First Order also requires Advanta Bank Corp. to maintain a total risk-based capital ratio of at least 10% and a tier I leverage capital ratio of at least 5%. Advanta Bank Corp. was unable to comply with the tier I leverage capital ratio requirement as of September 30, 2009. We are focused on reducing Advanta Bank Corp.’s liquidity levels and deposit liabilities which we expect will favorably impact its capital ratios, however we do not expect that Advanta Bank Corp. will be able to achieve the capital levels required to regain compliance with the First Order. We believe Advanta Bank Corp. is in compliance with all other requirements of the First Order. As a result of Advanta Bank Corp.’s failure to comply with the capital requirements of the First Order, it is possible that the FDIC will take further regulatory actions and ultimately could place Advanta Bank Corp. into conservatorship or receivership. See discussion in Note 2 to the consolidated financial statements.
In October 2009, Advanta Bank Corp. entered into an agreement consenting to a cease and desist order issued by the UDFI that contains provisions consistent with the First Order, except that the UDFI order does not include the specific capital requirements that are contained in the First Order. We believe that Advanta Bank Corp. is in compliance with the UDFI cease and desist order.
The second FDIC cease and desist order (the “Second Order”) alleges, among other things, that some of Advanta Bank Corp.’s marketing of certain cash back reward programs for its business credit cards and practices related to the pricing strategies of certain of its business credit card accounts violated Section 5 of the Federal Trade Commission Act and that Advanta Bank Corp. also violated certain adverse action notification requirements in connection with the pricing strategies of certain of its business credit card accounts. Under the Second Order, Advanta Bank Corp. must pay restitution to Eligible Customers (as defined in the Second Order) and a civil money penalty of $150,000. Total restitution for the alleged violations relating to marketing of the cash back reward programs will not exceed $14 million and total restitution for the alleged violations relating to the pricing strategies will not exceed $21 million. We previously took a $14 million pretax charge related to our estimate of cash back rewards program restitution in the third quarter of 2008. We recorded an additional pretax charge of $19 million in the second quarter of 2009 related to the pricing strategies restitution. We began making restitution payments in September 2009 and the payments were completed in October 2009. We believe that Advanta Bank Corp. is in compliance with the requirements of the Second Order.
We have incurred net losses in recent quarterly periods and expect to incur losses in future periods. Our recent results reflect the deterioration in the United States economy beginning in the latter half of 2007 and the negative trends in economic conditions and disruption in the capital markets that have continued into 2009. The effects of the economic recession have been widespread and significant, however the impact has been more severe throughout the small business sector. The continued deterioration of the economic environment has negatively impacted our small business customers and has adversely affected our business results. We have reported net losses for each of the last five consecutive quarterly periods, including net losses of $76.5 million for the quarter ended September 30, 2009, $330.1 million for the quarter ended June 30, 2009 and $75.9 million for the quarter ended March 31, 2009. These results compare to net losses of $19.3 million for the quarter ended September 30, 2008 and net income of $4.0 million for the quarter ended June 30, 2008 and $18.4 million for the quarter ended March 30, 2008. We expect to continue to incur losses in future periods and we may not become profitable in the future.
Negative trends and developments in economic conditions and the financial markets have adversely impacted our business, results of operations and financial condition. Deterioration of the U.S. economy beginning in the latter half of 2007 and the negative trends in economic conditions and disruption in the capital markets that have continued into 2009 have adversely affected our business. Although the effects of the economic recession have been widespread and significant, the impact has been more severe throughout the small business sector. We, like many small business credit card issuers and other small business lenders, have experienced increased delinquencies and charge-offs due to the impact of the general economic downturn on small businesses. Our business credit card portfolio has shown deterioration in credit performance.
In response to the current economic situation and its negative impact on our business and results of operations and financial condition, in May 2009 we adopted and disclosed a plan that was designed to limit our credit loss exposure and to maximize our capital and our liquidity measures. The plan we designed involved the following components: early amortization of our securitization transactions and closing all of our customers’ accounts to future use; and the execution of tender offers for the $100 million outstanding trust preferred securities issued by Advanta Capital Trust I (the “Capital Securities”) and a portion of the Class A securitization notes issued by our securitization trust (the “Securitization Notes”) at prices below their par value. We have moved forward with all aspects of our plan with the exception of the tender offer for the Securitization Notes. Early amortization of the securitization transactions began in June 2009 and effective May 30, 2009, we closed all of our customers’ business credit card accounts to future use. We expect the combination of these events to allow us to realize our plan objective of limiting our credit loss exposure. We also purchased approximately 10.8% of the $100 million outstanding Capital Securities through our tender offer for the outstanding Capital Securities. However, on June 8, 2009, Advanta Bank Corp. terminated its tender offer for the Securitization Notes because it was determined that a regulatory condition to the tender offer would not be satisfied. As a result of terminating the tender offer for the Securitization Notes, we will not be able to fully realize the plan objectives of maximizing our capital and our liquidity measures. We are currently focused on collecting the receivables on our balance sheet and those that are owned by the Advanta Business Card Master Trust and we continue to pursue opportunities designed to strengthen our capital and liquidity measures. In furtherance of these objectives, we are reducing our liquidity levels at Advanta Bank Corp. and implementing strategies to reduce the levels of deposit liabilities, which we expect will favorably impact the capital ratios at Advanta Bank Corp. We also continue to take steps to reduce and manage our expenses in this environment and to develop alternative plans and strategies that we believe would, if implemented, achieve our objectives for strengthening our capital and our liquidity measures and might allow us to continue our operations and pursue new business opportunities in the future. If we are unable to develop and implement a new business opportunity that will generate revenues and profits or if we are unable to access sufficient funding for our business or a new business opportunity, we may not be able to continue operations. Consequently, there is substantial doubt about our ability to continue as a going concern.
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
In addition, as discussed in this Form 10-Q, Advanta Bank Corp. recently entered into agreements with the FDIC and the UDFI consenting to the provisions of cease and desist orders issued by the FDIC and the UDFI that place significant restrictions on Advanta Bank Corp.’s operations and activities and may also limit Advanta Bank Corp.’s ability to pursue new business opportunities in the future. As discussed in this Form 10-Q, as of September 30, 2009, Advanta Bank Corp. was unable to comply with one of the capital requirements contained in the first FDIC order. The regulatory agreements with the FDIC and the UDFI do not apply to activities outside of Advanta Bank Corp. For a more detailed discussion of the regulatory agreements in this Form 10-Q, see Note 14 to the consolidated financial statements.
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
We are subject to regulation by a number of different regulatory agencies and authorities, including bank regulatory authorities, which have broad discretion to take actions that could affect the manner in which we conduct our business, and could adversely affect our results of operations and our financial condition. We are subject to oversight, regulation and examination by a number of regulatory agencies and authorities, including federal and state bank regulators, the SEC and the NASDAQ stock market. We have conducted our business credit card business and we will continue to conduct our servicing of business credit card receivables through Advanta Bank Corp., a Utah chartered industrial bank that is subject to regulatory oversight and examination by both the FDIC and the UDFI. We also own Advanta Bank, a bank chartered under the laws of the State of Delaware that is subject to regulatory oversight and examination by the FDIC and the Delaware Office of the State Bank Commissioner. Advanta Bank’s operations are not currently material to our consolidated operating results.
Both banks are subject to provisions of federal law that regulate their activities, including regulatory capital requirements, and require them to operate in a safe and sound manner. Also, as discussed in this Form 10-Q, Advanta Bank Corp. has entered into agreements with the FDIC and the UDFI consenting to the provisions of cease and desist orders issued by the FDIC and the UDFI that place significant restrictions on Advanta Bank Corp.’s activities and operations and may also limit Advanta Bank Corp.’s ability to pursue new business opportunities in the future. For a more detailed discussion of the regulatory agreements in this Form 10-Q, see Note 14 to the consolidated financial statements. As discussed in this Form 10-Q, as of September 30, 2009, Advanta Bank Corp. was unable to comply with one of the capital requirements contained in the first FDIC cease and desist order. As a result of this failure to comply with the First Order, it is possible that the FDIC will take further regulatory or enforcement actions and ultimately could place Advanta Bank Corp. into FDIC receivership. See Note 2 to the consolidated financial statements. With the exception of this capital requirement, we believe that Advanta Bank Corp. is in compliance with the remaining requirements of the cease and desist orders.
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
The Financial Institutions Reform, Recovery, and Enforcement Act (“FIRREA”) of 1989 gave the FDIC the authority to assess cross-guarantee claims against banks that are affiliates of a failed bank, commonly know as the “cross-guarantee provision.” The cross-guarantee authority allows the FDIC to apportion loss among all the banks within a commonly controlled affiliated group in the event that one or more of the institutions failed. In the event that one of our bank subsidiaries failed the FDIC could assess our other subsidiary bank for losses that the FDIC incurs in winding-up the affairs of the failed bank. FIRREA grants the FDIC certain special powers in administering a bank receivership, including the power to clawback assets that were inappropriately transferred to third parties. The FDIC also has the power to freeze assets of third parties, where the receivership may have a claim to those assets.
We have recently stopped originating new business credit card accounts and receivables. We were one of the nation’s largest credit card issuers (through Advanta Bank Corp.) in the small business market. In response to the deterioration in the United States economy beginning in the latter half of 2007 and the economic recession that has continued into 2009 that have negatively impacted our business, results of operations and financial condition, we developed a plan that was designed to, among other things, limit our credit loss exposure. As part of our efforts to limit our credit loss exposure, in connection with early amortization of our securitization transactions we closed all of our customers’ accounts to future use effective May 30, 2009. At this time we are not originating new business credit card accounts or receivables. We continue to be the servicer of the business credit card receivables that we own on our balance sheet and the business credit card receivables that are owned by the Advanta Business Card Master Trust. As servicer, we will continue to service and collect the amounts owed on these receivables. In the future, we may pursue other business ventures in the small business market, financial services industry or in other markets or industries, however we are not obligated to do so and there is no guarantee we will be successful in any new business ventures in the future.
Market conditions and other factors beyond our control could negatively impact the availability and cost of funding for our operations. Historically, we have funded our operations through a number of sources, including securitizations, deposits at our bank subsidiaries and sales of senior unsecured debt securities in the form of RediReserve Variable Rate Certificates and Investment Notes (the “Debt Securities”). Currently, we do not have access to these traditional sources of funding.
Our debt balances, which represent our senior unsecured debt securities in the form of RediReserve Variable Rate Certificates and Investment Notes, decreased $65.1 million, or 32%, from December 31, 2008 to September 30, 2009. The decrease since December 31, 2008 is due primarily to a decrease in retention rates during the period and the curtailment of new originations during the third quarter. Since July 2009, we have not been offering our Redi Reserve Variable Rate Certificates or Investment Notes and as a result no maturing debt balances have been retained and no new debt balances have been originated. We currently do not have an effective registration statement to allow for the offer and sale of Redi Reserve Variable Rate Certificates or Investment Notes.
We have historically also relied on our ability to combine and sell business credit card receivables as asset-backed securities through transactions known as securitizations as a significant source of funding for our operations. The recent disruption in the credit and financial markets has negatively impacted the securitization markets, the value of certain of our investments and the value of our retained interests in securitizations, which has impacted our funding decisions and our ability to realize expected levels of return on certain of our assets. In February 2009, Standard & Poor’s and Moody’s Investor Service both downgraded their ratings on certain of the AdvantaSeries securitization notes issued by the Advanta Business Card Master Trust. In May 2009, both of these rating agencies further downgraded their ratings on certain of the AdvantaSeries securitization notes issued by the Advanta Business Card Master Trust. As discussed in this Form 10-Q, early amortization of our outstanding business credit card securitization transactions began in June 2009. Due to the recent disruption in the capital markets, since the second quarter of 2008 we have not accessed the public securitization markets which have historically been a significant source of our funding and we do not expect to have access to the public securitization markets as a source of funding at this time.
Our ability to use deposits to fund our business in the future may depend on whether Advanta Bank Corp. obtains approval from the FDIC to continue its deposit-taking operations. As described in more detail in this Form 10-Q in Note 14 to the consolidated financial statements, Advanta Bank Corp. is subject to the requirements of agreements with the FDIC pursuant to which Advanta Bank Corp. consented to the issuance of the First Order and the Second Order. Among other things, the First Order provides that Advanta Bank Corp. terminate its deposit-taking activities and deposit insurance after payment of its existing deposits, unless it submits a plan for the continuation of its deposit-taking operations and deposit insurance that is approved by the FDIC. If Advanta Bank Corp. does not submit such a plan or is unable to obtain approval from the FDIC to continue its deposit-taking operations, it could reduce new business opportunities Advanta Bank Corp. might want to pursue. Also, while we do not anticipate funding our operations through increasing Advanta Bank Corp. deposits in the immediate future, if Advanta Bank Corp. does not obtain approval from the FDIC to continue its deposit taking operations, we may need to find alternative sources of funding at some point in the future.
Certain rules adopted by federal bank regulators could, if applicable to us, impact our business practices and have a negative impact on our business and our results of operations. In December 2008, federal bank regulators in the United States promulgated joint final rules addressing unfair or deceptive acts or practices (“UDAP”) and disclosures relating to consumer credit cards. The final rules amend Regulation AA (Unfair or Deceptive Acts or Practices) and Regulation Z (Truth in Lending Act) and become effective July 1, 2010. The final rules modify certain consumer credit card practices related to, among other things, interest rate increases on new and existing balances, payment allocation methods, assessment of late fees and related charges, two-cycle billing and disclosures to consumers. In particular, the rules will prohibit an increase in the interest rates applied to existing credit card balances except in limited circumstances. In addition, on May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “Credit CARD Act”) was signed into law. The Credit CARD Act makes many of the same changes as the UDAP rules discussed above, including prohibiting most increases in the interest rates applied to existing balances, but includes a number of additional provisions, such as a requirement that penalty fees and charges be “reasonable and proportional” to the event that triggers them. Most of the Credit CARD Act’s rules will be effective in February 2010, but certain of its provisions became effective in August 2009 and others are expected to become effective in August 2010. Because the final rules and the legislation described above govern consumer credit card practices, they are not applicable by their terms to our business credit card business. However, if these rules and legislation were applicable to our lending activities, or if we were to choose to implement any changes to our business practices that may be similar to the requirements established by the new rules and legislation, it could have a negative impact on our business and our results of operations. In addition, there are currently several bills pending and proposed before Congress, including proposed legislation that would extend the application of consumer regulations to business purpose credit, that could impact credit card pricing and other terms and, if adopted in their current form, would require significant changes to business practices that are generally standard in the credit card industry today. It is possible that if versions of these or other proposals were to be enacted in the future, they could impact our business practices and negatively impact our business and our results of operations.
Our earnings may not be sufficient to cover our fixed charges which may impact our ability to make future principal and interest payments on our indebtedness. Our earnings were not sufficient to cover our fixed charges for the three months ended September 30, 2009, June 30, 2009 and March 31, 2009 or for the year ended December 31, 2008. We do not expect our earnings to be sufficient to cover our fixed charges for the fiscal year ending December 31, 2009. We currently generate sufficient cash flow from investing and other financing activities to service our debt. However, our ability to make future principal and interest payments on our debt depends upon our future performance, which is subject to general economic and other environmental conditions affecting our operations, many of which are beyond our control, and our ability to identify, develop and implement new business opportunities. The continued deterioration of the economic environment has adversely affected our business results. If our future performance does not improve, it may negatively impact our ability to make future principal and interest payments on our indebtedness.
Our Class A Common Stock and Class B Common Stock could be delisted if we fail to satisfy the NASDAQ listing rules and requirements. Delisting of our common stock could negatively impact us by reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock, and by making it more difficult for us to publicly sell our debt and equity securities.
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
On September 15, 2009, we received a deficiency letter (the “Deficiency Letter”) from NASDAQ stating that for 30 consecutive business days the bid price for our Class A Common Stock and our Class B Common Stock has closed below the minimum $1.00 per share required by Marketplace Rules 5450 and 5460 for continued listing on The NASDAQ Global Select Market. The determination for compliance is made for each class of our common stock separately. In accordance with applicable NASDAQ rules, we have a grace period of 180 calendar days (March 15, 2010) to regain compliance with the minimum closing bid price requirement for continued listing. In order to regain compliance, the minimum closing bid price for the applicable class of our common stock must be at or above $1.00 for a minimum of ten consecutive business days by March 15, 2010. If we do not regain compliance with respect to one or both classes of its common stock by March 15, 2010, we will be notified by NASDAQ that, with respect to any class of common stock that has not regained compliance, the securities will be subject to delisting. At that time, we will have the right to appeal NASDAQ’s determination to delist the securities.
In addition to the foregoing, NASDAQ may use its discretionary authority under its Marketplace rules which allow it to suspend or terminate the listing of a company that has filed for protection under any provision of the federal bankruptcy laws, even though the Company’s securities otherwise meet all enumerated criteria for continued listing on NASDAQ. If NASDAQ chooses to use this discretionary authority, it may determine to suspend or terminate the listing of one or both classes of our Common Stock because of our filing for protection under chapter 11 of the Bankruptcy Code.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.

(b)	None.

(c)	The table below provides information with respect to all purchases of equity securities by us during the period from July 1, 2009 through September 30, 2009. Shares are in thousands.
ISSUER PURCHASES OF EQUITY SECURITIES

					(d)Maximum
					Number (or
				(c)Total Number	Approximate
				of Shares	Dollar Value of
	(a)Total			Purchased as	Shares) That May
	Number of			Part of Publicly	Yet Be Purchased
	Shares	(b)Average Price		Announced Plans	Under the Plans
Period	Purchased	Paid per Share		or Programs	or Programs

Class A Preferred Stock:
7/1/09-7/31/09	0.0	N/A	*	0.0	0.0
8/1/09-8/31/09	0.0	N/A	*	0.0	0.0
9/1/09-9/30/09	0.0	N/A	*	0.0	0.0

Subtotal Class A Preferred Stock	0.0	N/A	*	0.0	0.0

Class A Common Stock:
7/1/09-7/31/09	0.0	N/A	*	0.0	0.0
8/1/09-8/31/09	0.0	N/A	*	0.0	0.0
9/1/09-9/30/09	0.0	N/A	*	0.0	0.0

Subtotal Class A Common Stock	0.0	N/A	*	0.0	0.0

Class B Common Stock:
7/1/09-7/31/09	0.0	N/A	*	0.0	0.0
8/1/09-8/31/09	0.0	N/A	*	0.0	0.0
9/1/09-9/30/09	17.2	$0.45		0.0	0.0

Subtotal Class B Common Stock	17.2	$0.45		0.0	0.0

Total	17.2	$0.45		0.0	0.0

*	N/A – Not Applicable

ITEM 6. EXHIBITS
Exhibits – The following exhibits are being filed with this report on Form 10-Q.

Exhibit
Number	Description of Document
12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Advanta Corp.
(Registrant)

By	/s/ Philip M. Browne Philip M. Browne
Senior Vice President and Chief Financial Officer (Principal Financial Officer)
November 9, 2009

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